Form 10QSB
period 1995-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1995-08-10
CIK 700951

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period.........to.........

                           Commission file number 2-76434


                    DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
          (Exact name of small business issuer as specified in its charter)


             New York                                        13-3153572

      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                      Identification No.)

      230 Park Avenue, Suite 2400
         New York, New York                                           10169
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (212) 697-2330



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                               (A Limited Partnership)

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets
            Cash and cash equivalents:

               Unrestricted                                           $  295,269

               Restricted-tenant security deposits                        12,056
            Accounts receivable                                           12,014

            Deposits with mortgagee                                      115,663

            Deferred charges                                              76,954

            Investment property:
               Land                                    $   227,104

               Building and improvements                 2,702,378

               Less accumulated depreciation            (1,183,868)    1,745,614

                                                                      $2,257,570
       Liabilities and Partners' Equity (Deficit)

       Liabilities

            Deposits and other tenant liabilities                     $   15,027

            Accrued liabilities:
               Interest                                $     8,743

               Real estate taxes                            20,262

               Professional fees                            12,798        41,803

            Mortgage payable                                           1,311,437
               Total liabilities                                       1,368,267

       Partners' equity (deficit)

            General partner                                (46,450)
            Limited partners                               935,753       889,303


                                                                      $2,257,570

                         See Notes to Financial Statements

      b)            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                               (A Limited Partnership)

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                           1995        1994           1995         1994

       Revenues:
         Rental operations               $88,249     $ 86,720      $179,897     $  162,338

         Interest income                   5,088        1,747         8,520          3,559

             Total revenues               93,337       88,467       188,417        165,897
       Expenses:

         Rental operations                22,399       25,800        40,550         47,900

         General and administrative       16,356       18,071        28,878         30,254

         Management fees to related
           party (Note 3)                  1,751        1,609         3,451          3,136
         Mortgage interest                26,279       26,862        52,708         50,547

         Depreciation and amortization    26,736       30,879        53,544         60,217

             Total expenses               93,521      103,221       179,131        192,054

             Net (loss) income before
                   extraordinary item
                                            (184)     (14,754)        9,286        (26,157)
       Extraordinary item-gain on
          extinguishment of debt
          (Note 4)                            --           --            --      1,590,705

                Net (loss) income        $  (184)    $(14,754)     $  9,286     $1,564,548

       Net (loss) income per limited
          partner interest:

       (Loss) income before
          extraordinary item             $  (.02)    $  (1.27)     $    .80     $    (2.25)
       Extraordinary item                     --           --            --         136.94

       Net (loss) income per limited
          partner interest               $  (.02)    $  (1.27)     $    .80     $   134.69

       Limited partnership interests
          outstanding                     11,455       11,500        11,455         11,500




                          See Notes to Financial Statements

 c)            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                               (A Limited Partnership)

                 STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                    (Unaudited)





                                                   General      Limited
                                                   Partner      Partners       Total

       Partners' (deficit) equity
          at December 31, 1994                    $(46,543)     $926,560     $880,017
       Net income for the six
          months ended June 30, 1995                    93         9,193        9,286

       Partners' (deficit) equity
          at June 30, 1995                        $(46,450)     $935,753     $889,303



                          See Notes to Financial Statements

      d)            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                               (A Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                             Six Months Ended
                                                                 June 30,
                                                             1995           1994

       Cash flows from operating activities:
          Net income                                       $  9,286     $ 1,564,548

          Adjustments to reconcile net income to
             net cash provided (used) by operating
             activities:

             Depreciation and amortization                   53,544          60,217
             Extraordinary item-gain on
              extinguishment of debt                             --      (1,590,705)

             Change in certain other accounts:

              Restricted cash                                    --           2,530

               Accounts receivable                          (10,145)         11,324
               Deferred charges                              (5,491)        (61,822)

               Deposits with mortgagee                       (9,664)        (85,512)

               Accounts payable                              (2,084)          1,793

              Accrued liabilities                             8,960           6,059
               Deposits and other                           (19,405)         (4,184)

                  Net cash provided (used) by
                      operating activities                   25,001         (95,752)



       Cash flows from investing activities:                     --              --


                          See Notes to Financial Statements

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                    STATEMENTS OF CASH FLOWS (continued)
                              (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                             1995            1994

       Cash flows from financing activities:
          Proceeds from mortgage refinancing              $      --      $1,350,000

          Repayment of mortgage payable                     (14,944)     (1,165,915)

          Payment to settle joint venture
             liabilities                                         --        (450,000)
          Partners' distributions paid                     (114,550)             --

             Net cash used by financing
                  activities                               (129,494)       (265,915)

       Net decrease in cash                                (104,493)       (361,667)

       Cash at beginning of period                          399,762         686,342
       Cash at end of period                              $ 295,269     $   324,675

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                          $  52,808     $    50,546


                          See Notes to Financial Statements

      e)            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                               (A Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


      Note 1 - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

      Note 2 - General

         The financial statements of Drexel Burnham Lambert Real Estate Associates include the operations of Wendover Business Park Phase I ("Wendover"), which is the only property the Partnership owns and operates.

         Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

      Note 3 - Related Party Transactions

         For the six months ended June 30, 1995, the Partnership paid management fees of $3,451 to The Wynnewood Company, the parent of the Partnership's General Partner.

      Note 4 - Landmark Liability Settlement

            The Partnership previously held a 60% interest in Landmark Associates ("Landmark"), a joint venture which owned and operated the Landmark Resort Hotel, located in Myrtle Beach, South Carolina. On October 5, 1992, the foreclosure action initiated by the Landmark mortgagee was effectively concluded, at which time Landmark ceased operating the Hotel. Landmark was dissolved in June 1993 and the Partnership assumed its portion of the remaining liabilities. At the time of dissolution, Landmark had liabilities due to DBLR and other affiliates amounting to $3,401,175. The Partnership, a 60% general partner of Landmark, assumed its pro rata share of the obligation in the amount of $2,040,705. The Partnership, as General Partner, remained jointly and severally liable for the entire $3,401,175.

      However, in January 1994 the Partnership paid $450,000 to the DBL Liquidating Trust, the successor of DBLR, in full settlement of these liabilities. The settlement resulted in a $1,590,705 extraordinary gain from the forgiveness of debt in the first quarter of 1994.

      Note 5 - Refinancing of Wendover Mortgage

            On January 13, 1994, the Partnership refinanced the then existing senior mortgage for Wendover with an insurance company and increased the outstanding principal balance to $1,350,000. The old mortgage, including accrued interest, in the amount of $1,154,301 was repaid from the loan proceeds received from the refinancing. The new mortgage matures on February 1, 2001, and requires monthly payments of $11,292 to be applied first to interest at the rate of 8% per annum and the balance to reduction of principal. Under the terms of the new mortgage, Wendover was required to escrow a maximum of $100,000 with the mortgagee until January 1996 for tenant improvements and leasing commissions. In addition, Wendover is required to make monthly escrow deposits with the mortgagee for real estate taxes and insurance.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Results of Operations

            For the six months ending June 30, 1995, the Partnership recognized net income of $9,286, compared to net income of $1,564,548 for the corresponding period in 1994. The decrease in income is due primarily to a gain on extinguishment of debt in the first quarter of 1994 (see Note 4 of the financial statements) as a result of the Partnership paying $450,000 in full settlement of the remaining liabilities of Landmark Associates. The Partnership's pro rata share of the liabilities totaled $2,040,705; therefore, an extraordinary gain of $1,590,705 was recognized at the time of the settlement in the first quarter of 1994. Rental income increased primarily due to a new tenant at Wendover paying a higher rental rate than the previous tenant. Operating expenses decreased as a result of lower repair and maintenance costs at Wendover in the six months ended June 30, 1995, compared to the corresponding period in 1994.

      Liquidity and Capital Resources

            On June 30, 1995, the Partnership had unrestricted cash on hand (including shares of money market funds and a certificate of deposit) of $295,269. In addition, a $94,000 escrow fund held by the mortgage lender for the Wendover property is to be used for tenant improvements and leasing costs in connection with new leases or renewals of existing leases. Any remaining funds will be released to the Partnership in January 1996. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

            As of June 30, 1995, the Partnership's remaining property was approximately 86% leased. An existing tenant, occupying 2,698 square feet (approximately 4% of the leasable square footage) has a lease which will expire in September 1995. The Partnership anticipates that this tenant will renew its lease. Because the local office-warehouse leasing market has been relatively strong, difficulty in releasing any of these spaces is not anticipated. Any tenant improvement costs or leasing commissions will be paid from the aforementioned reserve. An additional 17,477 square feet (approximately 26% of the leasable square footage) is occupied by a national company which has been a tenant for a long period although its lease is on a month-to-month basis. While it is not anticipated, if the expiring lease and month-to-month tenant vacated, and the existing vacant space remained empty, it is probable the property would experience a negative cash flow until part of the space was released.

            The Partnership has not entered into any material commitments for capital expenditures as of June 30, 1995. In December 1994, the Partnership approved a distribution of $10 per partnership interest, totalling $114,550, which was paid from existing cash reserves in February 1995.

                          PART II - OTHER INFORMATION



     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

                  b)  Reports on Form 8-K:

                      None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


             In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                                           (Registrant)

                   By:               DBL Properties Corporation
                                     (General Partner)



                   By:               /s/William D. Clements
                                                 William D. Clements
                                     President



                   Date:  August 10, 1995