Form 10QSB
period 1995-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1995-11-09
CIK 700951

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


                For the quarterly period ended September 30, 1995


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

                                  BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995

 Assets
   Cash and cash equivalents:
      Unrestricted                                              $  313,653
      Restricted-tenant security deposits                           12,646
   Accounts receivable                                               5,641
   Deposits with mortgagee                                         127,401
   Deferred charges                                                 71,817
   Investment property:
      Land                                       $   227,104
      Building and improvements                    2,702,378
      Less accumulated depreciation               (1,206,421)    1,723,061
                                                                $2,254,219

 Liabilities and Partners' Equity (Deficit)
 Liabilities
   Tenant security deposits                                     $   12,646
   Accrued liabilities:
      Interest                                   $     8,691
      Real estate taxes                               27,967
      Professional fees                               19,050        55,708
   Mortgage payable                                              1,303,739
      Total liabilities                                          1,372,093
 Partners' equity (deficit)
   General partner                                   (46,522)
   Limited partners                                  928,648       882,126

                                                                $2,254,219

[FN]

                        See Notes to Financial Statements

b)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                       1995       1994         1995        1994
 Revenues:
   Rental operations                 $73,188    $ 86,617    $253,085    $  248,955
   Interest income                     3,741       2,357      12,261         5,916
       Total revenues                 76,929      88,974     265,346       254,871
 Expenses:
   Rental operations                  17,784      17,964      58,334        65,864
   General and administrative         11,985      12,293      40,863        42,547
   Management fees to related
     party (Note 3)                    1,474       1,608       4,925         4,744
   Mortgage interest                  26,127      26,718      78,835        77,265
   Depreciation and amortization      26,736      30,462      80,280        90,679
       Total expenses                 84,106      89,045     263,237       281,099

       Net (loss) income before
          extraordinary item          (7,177)        (71)      2,109       (26,228)

 Extraordinary gain on
   extinguishment of debt
   (Note 4)                               --          --          --     1,590,705

       Net (loss) income             $(7,177)   $    (71)   $  2,109    $1,564,477

 Net (loss) income per limited
   partner interest:
 (Loss) income before
   extraordinary item                $  (.62)   $   (.01)   $    .18    $    (2.26)
 Extraordinary item                       --          --          --        136.94

 Net (loss) income per limited
   partner interest                  $  (.62)   $   (.01)   $    .18    $   134.68

 Limited partnership interests
   outstanding                        11,455      11,500      11,455        11,500

[FN]

                        See Notes to Financial Statements

c)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                              General      Limited
                                              Partner      Partners       Total

 Partners' equity (deficit)
    at December 31, 1994                     $(46,543)     $926,560     $880,017
 Net income for the nine months
    ended September 30, 1995                       21         2,088        2,109
 Partners' equity (deficit)
    at September 30, 1995                    $(46,522)     $928,648     $882,126

[CAPTION]

                        See Notes to Financial Statements

d)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       1995           1994
 Cash flows from operating activities:
    Net income                                      $   2,109     $ 1,564,477
    Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
       Depreciation and amortization                   80,280          90,679
       Extraordinary gain on
        extinguishment of debt                             --      (1,590,705)
       Change in other accounts:
        Restricted cash                                  (590)          2,530
         Accounts receivable                           (3,772)          6,535
         Deferred charges                              (4,537)        (62,470)
         Deposits with mortgagee                      (21,402)        (92,944)
         Accounts payable                              (2,084)           (145)
         Accrued liabilities                           22,865          31,595
         Deposits and other                           (21,786)         (2,076)

            Net cash provided by (used in)
                operating activities                   51,083         (52,524)

 Cash flows from investing activities:                     --              --

 Cash flows from financing activities:
    Proceeds from mortgage refinancing                     --       1,350,000
    Repayment of mortgage payable                     (22,642)     (1,170,669)
    Payment to settle joint venture
       liabilities                                         --        (450,000)
    Payment of partners' distributions               (114,550)             --

       Net cash used by financing
        activities                                   (137,192)       (270,669)

 Net decrease in cash                                 (86,109)       (323,193)

 Cash at beginning of period                          399,762         686,342

 Cash at end of period                              $ 313,653     $   363,149

 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                          $  78,987     $    68,376

[FN]

                        See Notes to Financial Statements

e)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

Note 2 - General

   The financial statements of Drexel Burnham Lambert Real Estate Associates include the operations of Wendover Business Park Phase I ("Wendover"), which is the only property the Partnership owns and operates.

   Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note 3 - Related Party Transactions

   For the nine months ended September 30, 1995, the Partnership paid management fees of $4,925 to The Wynnewood Company, the parent of the Partnership's General Partner.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

   For the nine months ending September 30, 1995, the Partnership realized net income of $2,109, compared to net income of $1,564,477 for the corresponding period of 1994. The decrease in net income is due primarily to the non-recurring gain on extinguishment of debt in the first quarter of 1994 (see Note 4 of the financial statements). Total revenues for the nine month period increased primarily due to increased interest income which resulted from higher interest rates earned on certificates of deposit and interest earned on the capital improvement escrow. Operating expenses decreased as a result of lower repair and maintenance costs at Wendover in the first nine months of 1995 compared to the corresponding period of 1994.

   The Partnership recognized a net loss of $7,177 for the three months ended September 30, 1995 compared to a net loss of $71 for the corresponding period of 1994. The increase in net loss was primarily due to a decrease in rental revenue during the third quarter of 1995. Occupancy during the third quarter of 1995 averaged 86% compared to 99% during the corresponding period of 1994. With this exception, the Partnership's results of operations were comparable to those for the corresponding period of the prior year.

Liquidity and Capital Resources

   At September 30, 1995, the Partnership had unrestricted cash on hand (including shares of money market funds and a certificate of deposit) of $313,653. In addition, a $94,000 escrow fund held by the mortgage lender for the Wendover property is to be used for tenant improvement and leasing costs in connection with new leases or renewals of existing leases. Any remaining funds will be released to the Partnership in January 1996. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

   At September 30, 1995, the Partnership's remaining property was approximately 86% leased. A new tenant has executed a lease for 2,610 square feet effective October 1, 1995, and negotiations are in progress relative to the remainder of the space. Any tenant improvement costs or leasing commissions will be paid from the aforementioned reserve. An additional 17,477 square feet (approximately 26% of the leasable square footage) is occupied by a national company which has been a tenant for approximately 10 years although its lease is on a month-to-month basis. While vacancy of this space is not anticipated, if the month-to-month tenant vacated and the existing vacant space remained empty, it is probable the property would experience a negative cash flow until part of the space was released.

   The Partnership has not entered into any material commitments for capital expenditures as of September 30, 1995. In December 1994, the Partnership approved a distribution of $10 per partnership interest, totalling $114,550 which was paid from existing cash reserves in February 1995.



                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.


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



                         Date:  November 9, 1995