Form 10KSB
period 1995-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1996-03-18
CIK 700951

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 2-76434

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                 (Name of small business issuer in its charter)

       New York                                                13-3153572
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

230 Park Avenue, Suite 2400
New York, New York                                                    10169
(Address of principal executive offices)                            (Zip Code)

                    Issuer's telephone number (212) 697-2330

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $349,453

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995 - Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated November 2, 1982 (included in Registration Statement, No. 2-76434 of Registrant) are incorporated by reference into Parts I and III.


                                     PART I

Item 1.  Description of Business

   Drexel Burnham Lambert Real Estate Associates (the "Partnership" or "Registrant") is a limited partnership which was formed on December 14, 1982, pursuant to the Partnership Law of the State of New York. The Partnership is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership acquired four properties during 1983 and continues to operate one of them (Wendover Business Park-Phase I). Effective June 30, 1993, Landmark Associates, a joint venture in which the Partnership owned a 60% interest, was dissolved. For a further discussion on the dissolution of Landmark and the settlement of the remaining debt, refer to "Item 7, Note 1".

   Commencing in January 1983 pursuant to the Prospectus, the Partnership offered $11,500,000 in Limited Partnership Interests (the "Interests"). A total of 11,500 Interests were sold to the public at $1,000 per Interest. The offering closed on February 10, 1983. No Limited Partner has made any additional capital contribution after that date. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

   The Interests were registered under the Securities Act of 1933 via Registration Statement No. 2-76434 (the "Registration Statement"). Reference is made to the Prospectus of the Registrant dated November 2, 1982 (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

   A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operations included in "Item 6" of this Form 10-KSB.

   The Partnership's remaining investment in real property is subject to competition from similar properties in the vicinity in which it is located and the Partnership is not a significant factor in its industry.

   The terms of agreements between the Partnership and affiliates of the General Partner of the Partnership are set forth in "Item 12" below to which reference is hereby made for a description of such terms.

   On February 3, 1993, all of the outstanding stock of the General Partner was sold to the Wynnewood Company, Inc. ("Wynnewood"), a corporation which is owned by the principal operating officer of the General Partner.

   The Partnership had no employees as of December 31, 1995. Management and administrative services are performed by Wynnewood, the General Partner and by IFGP Corporation ("Insignia") and affiliates. Pursuant to a management agreement between them, affiliates of Insignia provide property management services, partnership administration, and registrar and transfer services to the Partnership.


Item 2.  Description of Properties

         On June 29, 1983, the Partnership acquired, and currently owns and operates, Wendover Business Park-Phase I ("Wendover") (68,000 square feet) located in Greensboro, North Carolina. The Business Park was acquired for $2,820,000 of which $1,410,000 was paid in cash and $1,410,000 was paid in the form of a $1,110,000 senior purchase money note and a $300,000 junior purchase money note. In July of 1993, the junior note was paid in full. A new mortgage in the amount of $1,350,000 was executed in January of 1994. The proceeds from the new mortgage were used to pay off the original senior note. The principal balance of the current mortgage at December 31, 1995, is $1,295,886. The mortgage matures February 1, 2001, and is being amortized over twenty years with an interest rate of 8%. The balloon payment due at maturity is $1,097,022. Further details of the mortgage are disclosed in "Item 7, Note 3".

         Depreciation of buildings and improvements is computed on straight-line and accelerated methods basis over estimated service lives ranging from three to thirty years. Wendover Business Park I had a gross carrying value of $2,929,482 at December 31, 1995, with accumulated depreciation of $1,228,975 for a net book value of $1,700,507. The federal tax basis at December 31, 1995, of Wendover Business Park I is $680,670.

     Average annual rental rates per square foot and average annual occupancy for 1995 and 1994 for Wendover were:

                            Average Annual   Average Annual
                             Rental Rate        Occupancy

           1995              $5.23/sq.ft.          92%
           1994               5.13/sq.ft.          99%


      As noted under "Item 1. Description of Business", the real estate industry is highly competitive and Wendover is subject to competition from other commercial buildings in the area. Management believes the property is adequately insured.


      The following is a schedule of the lease expirations for the years 1996 - 2005:


                     Number of                                % of Gross
                    Expirations   Square Feet   Annual Rent  Annual Rent

       1996              3          12,238      $ 71,440         21.4%
       1997              0               0             0            0
       1998              1           3,480        16,800          5.0%
       1999              3          20,957        96,417         28.9%
       2000              1           4,260        32,075          9.6%
       2001              0               0             0           0
       2002              1           2,610        14,548          4.4%

     2003-2005           0               0             0           0

      In addition, one tenant, who rents their space on a month-by-month basis, contributed $75,351 to annual rental income for 1995. This tenant occupies 17,477 sq. ft. and lease payments are approximately 22.6% of gross annual rent for 1995.

      The following schedule reflects information on tenants occupying 10% or more of the leasable square feet at Wendover:

                           Square Footage      Annual Rent
 Nature of Business            Leased        Per Square Foot    Lease Expiration
 Communication equipment       17,477             $4.31       Month to month lease
 Textile equipment sales        6,960              4.24              06/30/99
 Custom color printing          6,960              6.58              12/31/96
 Wholesale auto supplies        7,037              4.82              01/31/99
 Electrical contractor          6,960              4.74              05/31/99

      Real estate taxes in 1995 for Wendover were $37,666. In 1994, real estate taxes were $38,593.


Item 3.  Legal Proceedings

        The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during 1995.

                                     PART II


Item 5.    Market for the Partnership Equity and Related Partner Matters

      As of December 31, 1995, the Partnership included approximately 1,006 limited partners, holding a total of 11,455 Interests. During 1994, the number of Partnership Interests decreased by 45 Interests due to limited partners abandoning their Interests. In abandoning his or her Partnership Interests, a limited partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment. No public trading market has developed for Interests and it is not anticipated that such a market will develop in the future.

      Cash distributions were made quarterly from July 1983, until October 1987, after which they were suspended. In December 1995, the General Partner approved a cash distribution to the Limited Partners in the amount of $114,550 ($10 per Interest) to be paid in February 1996. A similar distribution was declared in December 1994 and paid to Limited Partners in February 1995. As of December 31, 1995, the remaining unpaid preferred return arrearage totalled $7,188,362 or approximately $628 per Interest. Reference is made to "Item 6" for a description of liquidity and capital resources.



Item 6.    Management's Discussion and Analysis or Plan of Operations

Results of Operations

      The Partnership realized a net loss of $16,350 for the year ended December 31, 1995 compared to net income of $1,694,719 for the year ended December 31, 1994. The decrease in net income is due primarily to the non-recurring gain on extinguishment of debt in the first quarter of 1994 (see "Notes 1 and 3" of the Financial Statements which are included in "Item 7" below). Total revenues for the years ended December 31, 1995 and 1994 remained stable. Total expenses also remained stable for the years ended December 31, 1995 and 1994. The slight increase in rental operations expense in 1995 was due primarily to an exterior painting project. With the exception of the non-recurring gain on extinguishment of debt in 1994 as mention above, the Partnership's results of operations were comparable to those for the corresponding period of the prior year.

Liquidity and Capital Resources

      On December 31, 1995, the Partnership had cash and cash equivalents of $302,236. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

      As of December 31, 1995, the Partnership's remaining property was approximately 90% leased. The property's largest tenant, occupying 17,477 sq.ft., approximately 26% of the leasable space, has been a tenant for a number of years on a month-to-month lease. In February 1996, this tenant notified management that it wished to reduce the space it occupies to approximately 3,500 sq. ft. effective May 1, 1996. At the same time, management began negotiating with another national tenant to lease a large portion of the space being vacated for a five-year term at a higher rental per sq. ft. than the present tenant. Tenant improvements and leasing commissions will offset part of this higher rental if the new lease is consummated. If this proposed lease is not consummated, the property will experience a decline in operating cash flow until the space is released. During 1996, several other tenants, occupying approximately 9,000 sq. ft. of space, are expected to renew their leases which expire during the year.

      The Partnership has approved capital expenditures to be expended in the second quarter of 1996 in the approximate amount of $15,000 for repairs to the foundation of one of the buildings. In February 1996, the Partnership paid a distribution of $10 per partnership interest, totalling approximately $115,000, from existing cash reserves. Remaining cash balances are believed to be sufficient to meet planned capital expenditures, tenant improvements and leasing commissions.

Inflation

      Inflation in the future may increase rental revenues as well as operating expenses, all subject to general market trends. Certain Wendover leases provide for rent increases based upon the Consumer Price Index.


Item 7.    Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


       Independent Auditor's Report

       Balance Sheet at December 31, 1995

       Statements of Operations for the Years Ended
        December 31, 1995 and 1994

       Statements of Partners Equity (Deficit) for the Years Ended
        December 31, 1995 and 1994

       Statements of Cash Flows for the Years Ended
        December 31, 1995 and 1994

       Notes to Financial Statements

                          Independent Auditor's Report


To the Partners
Drexel Burnham Lambert Real Estate Associates

We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates (a limited partnership) as of December 31, 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates (a limited partnership) at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                   /s/Pannell Kerr Forster PC



January 31, 1996







                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                                  Balance Sheet

                                December 31, 1995

                                     Assets

Cash and cash equivalents                                              $   302,236

Accounts receivable                                                         15,688

Real and personal property - at cost (notes 1, 2, and 3)
   Land                                                    $   227,104
   Building and improvements                                 2,702,378
                                                             2,929,482
            Accumulated depreciation and amortization       (1,228,975)  1,700,507

Restricted cash - tenant security deposits                                  11,674

Deferred costs (note 2)                                                     70,102

Deferred rent receivable (note 2)                                            6,916

Deposits with mortgagee (note 3)                                           101,601

                                                                       $ 2,208,724

                     Liabilities and Partners' Equity (Deficit)

Liabilities
   Accounts payable                                                    $     5,358
   Accrued liabilities
      Interest                                             $     8,639
      Professional fees                                         23,500      32,139
   Distributions payable (note 4)                                          114,550
   Deposits payable                                                         11,674
   Mortgage payable (note 3)                                             1,295,886
            Total liabilities                                            1,459,607

Partners' equity (deficit) (note 4)
   General partner                                                         (46,707)
   Limited partners                                                        795,824
            Total partners' equity                                         749,117

                                                                       $ 2,208,724

See notes to financial statements



                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                            Statements of Operations

                                                                      Year Ended
                                                                      December 31
                                                                   1995         1994
Revenue
   Rental operations                                           $  333,293    $  337,812
   Interest income                                                 16,160         8,999
            Total revenue                                         349,453       346,811

Expenses
   Rental operations                                               96,014        87,917
   General and administrative                                      51,803        49,460
   Management fees to related parties (note 5)                      6,295         6,385
   Mortgage interest expense (note 3)                             104,805       108,454
   Depreciation and amortization (note 2)                         106,886       106,139
            Total expenses                                        365,803       358,355

            (Loss) before extraordinary item                      (16,350)      (11,544)

Extraordinary item - gain on extinguishment of debt
   (notes 1 and 3)                                                     --     1,706,263

            Net (loss) income (note 6)                         $  (16,350)  $ 1,694,719


Net (loss) income per limited partner interest (note 4)
   Before extraordinary item                                   $    (1.41)   $    (1.00)
   Extraordinary item                                                  --        147.46
            Net (loss) income per limited partner interest     $    (1.41)   $   146.46

Distributions per interest (note 4)                            $    10.00    $    10.00

See notes to financial statements


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                    Statements of Partners' Equity (Deficit)
                   For Years Ended December 31, 1995 and 1994


                                                                  General      Limited
                                                     Total        Partner      Partners
Original capital contribution (note 4)            $11,501,000   $   1,000     $11,500,000
Less offering costs                                 1,363,018          --       1,363,018
                                                   10,137,982       1,000      10,136,982

Cumulative net (loss) through December 31, 1993    (6,361,841)    (63,619)     (6,298,222)

Cumulative distributions to limited partners

 through December 31, 1993                         (4,476,293)       (871)     (4,475,422)

Balance - December 31, 1993                          (700,152)    (63,490)       (636,662)

Net income for year ended December 31, 1994         1,694,719      16,947       1,677,772

Distribution to partners (note 4)                    (114,550)         --        (114,550)

Balance - December 31, 1994                           880,017     (46,543)        926,560

Net (loss) for year ended December 31, 1995           (16,350)       (164)        (16,186)

Distribution to partners (note 4)                    (114,550)         --        (114,550)

Balance - December 31, 1995                       $   749,117   $ (46,707)    $   795,824

See notes to financial statements



                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                            Statements of Cash Flows

                                                                       Year Ended
                                                                       December 31
                                                                   1995         1994
Cash flows from operating activities
   Net (loss) income                                            $ (16,350)  $ 1,694,719
   Adjustments to reconcile net (loss) income to net cash
    provided (used) by operating activities
      Accrued interest expense added to principal                      --        16,736
      Depreciation                                                 90,212        90,839
      Amortization                                                 16,674        15,300
      Extraordinary item - gain on extinguishment of debt              --    (1,706,263)
      Changes in certain other accounts
         Tenant security deposits                                     382         2,530
         Accounts and other receivables                           (18,291)       19,923
         Deferred costs                                            (9,318)      (74,477)
         Deposits with mortgagee                                    4,398       (65,499)
         Accounts payable                                           3,274         1,940
         Accrued liabilities                                         (704)       (8,782)
         Deposits payable                                         (22,758)        4,374
            Net cash provided (used) by operating activities       47,519        (8,660)

Cash flows from financing activities
   Proceeds from mortgage refinancing                                  --     1,350,000
   Repayment of mortgage payable                                  (30,495)   (1,177,920)
   Payment to settle joint venture liabilities                         --      (450,000)
   Distribution paid to partners                                 (114,550)           --
            Net cash (used) by financing activities              (145,045)     (277,920)

            (Decrease) in cash and cash equivalents               (97,526)     (286,580)

Cash and cash equivalents - beginning of year                     399,762       686,342

Cash and cash equivalents - end of year                        $  302,236   $   399,762

Supplemental disclosure of cash flow information
   Cash paid during the year for interest                      $  105,008   $    95,000

See notes to financial statements



Note 1 - Organization

Drexel Burnham Lambert Real Estate Associates ("Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated December 14, 1982. The general partner of the Partnership is DBL Properties Corporation (General Partner). In February 1993, all of the outstanding stock of the General Partner was sold to The
Wynnewood Company, Inc. ("Wynnewood"), a corporation which is owned by the principal operating officer of the General Partner.

The Partnership held a 60% interest in Landmark Associates ("Landmark"), a joint venture which owned and operated the Landmark Resort Hotel, located in Myrtle Beach, South Carolina. On October 5, 1992, the foreclosure action initiated by the Landmark mortgagee was effectively concluded, at which time Landmark ceased operating the hotel. Landmark was dissolved in June 1993, and the Partnership assumed its portion of the remaining liabilities. At the time of dissolution, Landmark had liabilities due to affiliates amounting to $3,401,175. The Partnership, a 60% general partner of Landmark, assumed its pro rata share of the obligation in the amount of $2,040,705. In January 1994, the Partnership paid $450,000 to the DBL Liquidating Trust, the successor to the Drexel Burnham Lambert Group, Inc. in full settlement of these liabilities. Accordingly, the Partnership recorded $1,590,705 as part of an extraordinary item "gain on extinguishment of debt" for the year ended December 31, 1994.

The Partnership continues to own and operate the Wendover Business Park - Phase I ("Wendover"), an office/warehouse complex, containing 67,982 square feet of office/warehouse space on 3.776 acres in Greensboro, North Carolina.

Note 2 - Significant Accounting Policies

Basis of accounting

The financial statements include the accounts of the Partnership and its sole operating division, Wendover Business Park - Phase I ("Wendover").

Estimates

The financial statements of the Partnership are prepared in conformity with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Significant Accounting Policies (continued)

Long-lived assets

Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, the Partnership evaluates its long-lived assets, which consists primarily of its investment in real property, for impairment based on the recoverability of their carrying amounts. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amounts, the assets will be written down to their fair value. No such write-downs were required in 1995.

Disclosure about fair value of financial instruments

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to their short-term nature. At December 31, 1995, the Wendover mortgage payable approximates fair value.

Depreciation

Depreciation of the Wendover building and improvements are computed on straight-line and accelerated methods over estimated service lives ranging from three to thirty years.

Deferred costs

Deferred leasing costs are shown net of accumulated amortization of $10,475 and are being amortized on a straight-line basis over the respective lease terms. Deferred mortgage costs are shown net of accumulated amortization of $17,125 and are being amortized on a straight-line basis over the term of the mortgage.

Revenue recognition

The straight-line basis is used to recognize minimum rental income under leases which provide for varying rents over their terms.

Income taxes

No provision has been made for income taxes since such taxes, if any, are payable by the partners individually.


Note 2 - Significant Accounting Policies (continued)

Cash and cash equivalents

For purposes of financial reporting, cash and cash equivalents includes cash on hand and in banks, including money market funds and certificates of deposit with original maturities of three months or less.

Supplemental disclosure of noncash financing activities

In December 1995, the Partnership approved a cash distribution to Limited Partners in the amount of $114,550 ($10 per share) to be paid in February 1996. A similar distribution was declared in December 1994 and paid in February 1995.

Concentration of credit risk

Substantially all of the Partnership's cash deposits are with one bank and consist of demand deposits, certificates of deposit and money market accounts. The Partnership has not experienced any losses on its cash deposits.


Note 3 - Mortgage Payable

On January 13, 1994, the Wendover property was refinanced for $1,350,000 and the existing mortgage was satisfied for $115,558 less than the recorded amount.
This amount has been reflected as part of the extraordinary item in the accompanying 1994 statement of operations. The new mortgage matures on February 1, 2001, and requires monthly payments of $11,292 to be applied first to interest at the rate of 8% per annum and the balance to reduction of principal. Under the terms of the new mortgage, Wendover is required to maintain an escrow account for tenant improvements and leasing commissions. In addition, monthly escrow deposits are required for payments of real estate taxes and insurance. At December 31, 1995, the escrow account for tenant improvements and leasing commissions amounted to $95,186 (all of which was reimbursed in 1996), while the escrow account for real estate taxes and insurance amounted to $6,415.

The following is a schedule by years of future amortization payments required by the mortgage:


                      Year Ending
                      December 31

                         1996                 $    33,026
                         1997                      35,767
                         1998                      38,736
                         1999                      41,951
                         2000                      45,433
                         2001 (maturity)        1,100,973
                            Total             $ 1,295,886

Note 4 - Partners' Equity

Pursuant to a public offering, 11,500 limited partnership units were sold at $1,000 per interest. During 1994, partners holding 45 units abandoned their Partnership interest, accordingly, the calculations of net income (loss) per limited partner interest in 1995 and 1994 are based on 11,455 interests outstanding.

For income tax purposes, the limited partners share 99% and the General Partner 1% (subordinated as defined in the partnership agreement) in all profits or losses from operations until the limited partners have received an 8% cumulative preferred return on their invested capital. Thereafter, the limited partners share 90% and the General Partner shares 10% in the profits or losses from operations.

Cash distributions from sales or refinancings, if any, shall be made to the partners to the extent available and, as more fully described in the partnership agreement, as follows: first, to each partner in an amount equivalent to the positive amount of such partner's capital account on the date of distribution after adjustment; second, to the limited partners, until the limited partners have received an amount equal to their original invested capital; third, 99% to the limited partners equal to any unpaid preferred return arrearage; and fourth, any excess 85% to the limited partners and 15% to the general partner.

Distributions in liquidation to the partners shall be made in accordance with the terms of the preceding two paragraphs, as appropriate.

In December 1995, the Partnership approved a cash distribution to Limited Partners in the amount of $114,550 ($10 per interest) to be paid in February 1996. A similar distribution was declared in December 1994, and paid to Limited Partners in February 1995. No distributions were made or accrued to the General Partner, since the Limited Partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 1995, the unpaid preferred return arrearage totaled $7,188,362.

Note 5 - Commitments

Leases

The Partnership leases office and warehouse space in the Wendover property to tenants under lease agreements which expire on various dates through 2002. The following is a schedule by year of the minimum future rentals, excluding escalations, required under these leases as of December 31, 1995:

                       Year Ended
                       December 31

                          1996                $  230,260
                          1997                   171,917
                          1998                   162,962
                          1999                    91,916
                          2000                    50,522
                          Thereafter              38,824
                             Total            $  746,401


Three tenants of Wendover individually account for in excess of 10% of the gross revenue of the property. One of those tenants is currently on a month-to-month basis, while leases for the other two tenants expire in December 1996 and January 1999.

Management agreements

The Partnership has entered into an agreement with IFGP Corporation ("Insignia") which provides for Insignia or its affiliates to perform certain management and administrative duties for the Partnership. Fees paid to Insignia affiliates during each of 1995 and 1994, amounted to $19,871.

The Partnership has also engaged Insignia affiliates to manage the Wendover property under an agreement which provides for fees equal to 5% of monthly gross revenue. Insignia has assigned a portion of its fees to Wynnewood. Management fees earned by Wynnewood during 1995 and 1994 amounted to $6,295 and $6,385, respectively.


Note 6 - Reconciliation of financial and tax net income (loss)

The following is a reconciliation of the Partnership's net income (loss) for financial and tax reporting purposes:

                                                         Years Ended
                                                         December 31
                                                       1995        1994

     Financial net income (loss)                    $ (16,349)  $1,694,719
     (Deficiency) of book over tax depreciation       (76,676)     (76,050)
     Deferred rent income                             (22,376)      (7,552)
     Other                                             (4,472)       6,846
                 Tax net income (loss)              $(119,873)   1,617,963




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in or disagreements with the accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III


Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

   Effective February 3, 1993, the General Partner of the Partnership, DBL Properties Corporation, a New York Corporation, became a wholly-owned subsidiary of The Wynnewood Company, Inc. which is wholly-owned by William D. Clements. Prior to that date, DBLR had been the sole stockholder of the General Partner. The General Partner has responsibility for all aspects of the Partnership's operations.

   The directors and executive officers of the General Partner are as follows:

               Name                                 Position

       William D. Clements        President, Treasurer, Assistant Secretary
                                  and Director

       Robert A. Gauthier         Vice President, Secretary and Director


     WILLIAM D. CLEMENTS, age 56. Mr. Clements has been President since February 1993 and was Vice President from 1990 until then. He was Chairman of the Board from 1989 to 1990, and was a Vice President in the Corporate Finance Department of Drexel Burnham Lambert Incorporated from 1985-1990. Prior to that he was a Senior Vice President of DBLR from 1983 and a Vice President from 1978. He received his BA degree from Siena College and his MBA from the Wharton Graduate School of the University of Pennsylvania.

      ROBERT A. GAUTHIER, age 42. Mr. Gauthier has been Vice President and Secretary of the General Partner since February 1993. He is also Vice President of Operations, Rocky Mountain Division of Capstar Hotels, a hotel management firm, since 1992. Prior to then, he was the manager of two hotels owned by DBL Airport Valley Limited Partnership from 1987 to 1992. He has spent his entire career in the hotel industry after receiving a BA from California Polytechnical State University.

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires any person who owns more than ten percent of the outstanding limited partnership interests and each of the officers and directors of the general partner, DBL Properties Corporation, to file with the Securities and Exchange Commission and the Partnership initial reports of ownership of limited partnership interests in the Partnership within certain prescribed time periods (regardless of whether the officers or directors of DBL Properties Corporation own any limited partnership interests) and to file further reports within prescribed time periods to report any change in such ownership. To the Partnership's knowledge, all Section 16(a) filing requirements applicable to officers and directors of DBL Properties Corporation or to greater than ten percent owners of limited partnership interests were complied with.


Item 10. Executive Compensation

      Officers and directors of the General Partner do not and will not receive any direct compensation for services rendered by them in such capacities. Although the Partnership is required to pay fees to the General Partner and/or its affiliates upon property acquisition, for property management, and for real estate commissions, and the General Partner is also entitled to receive cash distributions from the operation and liquidation of the Partnership, no such fees, payments or distributions were made to the General Partner in 1995.
Certain payments, including payments for management fees, were paid to affiliates of the General Partner in 1995, as described under "Item 12" hereto. As of January 1, 1992, the Partnership engaged IFGP Corporation and certain affiliates to provide management and administration services to the Partnership. For a complete description of Management Compensation, see the discussion under the caption, "Management Compensation" in the Prospectus, which discussion is hereby incorporated by reference. The General Partner of the Partnership may be reimbursed for its direct expenses relating to the offering, the administration and the operations of the Partnership's real property investments. For a further discussion of expenses incurred with related parties and with management, see "Note 5" to the Financial Statements which is included in "Item 7" above, to which reference is hereby made.


Item 11.   Security Ownership of Certain Beneficial Owners and Management

      At December 31, 1995, no person or group is known to own more than 5% of the outstanding Interests of the Partnership.

      No officer or director of the General Partner of the Partnership owns any limited partnership Interests, nor do they possess a right to acquire beneficial ownership of Interests.

      The General Partner of the Partnership, DBL Properties Corporation, became a wholly-owned subsidiary of The Wynnewood Company, Inc. in February 1993, which is in turn a corporation wholly-owned by Mr. William D. Clements.


Item 12.  Certain Relationships and Related Transactions

      Reference is hereby made to "Note 5" to the Financial Statements which is included in "Item 7", and "Items 9, 10 and 11" above for a description of certain relationships and related transactions.


Item 13. Exhibits and Reports on Form 8-K:

   (a)   Exhibits:  See Exhibit Index contained herein.

   (b)   Reports on Form 8-K filed during the fourth quarter of 1995:  None




                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                               By:   DBL Properties Corporation
                                     General Partner




                               By:   /s/William D. Clements
                                     William D. Clements
                                     President

                               Date: March 18, 1996


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/Robert A. Gauthier               Director                March 18, 1996
Robert A. Gauthier




/s/William D. Clements              President and           March 18, 1996
William D. Clements                 Director




                                 EXHIBITS INDEX
   Exhibit

      3.1 Prospectus of the Partnership filed pursuant to rule 424(b), dated November 2, 1982 is hereby incorporated herein by reference.





      3.2 Form of Agreement of Limited Partnership of the Partnership - reference is made to Exhibit A to the Prospectus.

      3.3 Certificate of Limited Partnership of the Partnership, which appears as Exhibit 3.2 to the Registration Statement is hereby incorporated herein by reference.

     10.1 Agreements relating to purchase by the Partnership of Peppertree Village Apartments in Lakeland, Florida which appears as Exhibit 2.2 to the Registration Statement is hereby incorporated herein by reference.

     10.2 Agreement relating to purchase by the Partnership of an interest in the Landmark Resort Hotel in Myrtle Beach, South Carolina which appears as Exhibit 2.1 to the Registration Statement is hereby incorporated herein by reference.

     10.3 Agreement relating to purchase by the Partnership of the Wendover Business Park Phase I in Greensboro, North Carolina, for which a Report on Form 8-K was filed with the Commission on July 14, 1983 and was amended on November 18, 1983, which report is hereby incorporated herein by reference.

     10.4 Agreement relating to purchase by the Partnership for an interest in Airport Office Park in Phoenix, Arizona, for which a Report on Form 8-K was filed with the Commission on August 18, 1983, and was amended on November 18, 1983, which report is hereby incorporated herein by reference.

     10.5 Loan agreement relating to the refinancing of the Landmark Resort Hotel in Myrtle Beach, South Carolina, for which a Report on Form 8-K was filed with the commission on March 3, 1987, is listed below as
            Exhibit 28.4, and is hereby incorporated herein by reference.

     10.6 Contracts related to refinancing of the debt of Wendover Business Park Phase I were filed as Exhibit 10.6 to the Report on Form 10-KSB for the fiscal year ended December 31, 1993, and are hereby incorporated herein by reference:

            (a) Mortgage note dated January 13, 1994 between Drexel Burnham Lambert Real Estate Associates, a New York limited partnership, and United Family Life Insurance Company, a Georgia corporation.

            (b) Deed of Trust and Security Agreement dated January 13, 1994 between Drexel Burnham Lambert Real Estate Associates, a New York limited partnership, and Stewart Title Guaranty Company for the benefit of United Family Life Insurance Company, a Georgia corporation.


            (c) Assignment of Leases, Rents, Contracts, and Agreements dated January 13, 1994 from Drexel Burnham Lambert Real Estate Associates, a New York limited partnership, to
                      United   Family   Life   Insurance   Company,  a  Georgia
                      corporation.

            (d) Hazardous Material Indemnification Agreement dated January 13, 1994 between Drexel Burnham Lambert Real Estate Associates, a New York limited partnership, and United Family Life Insurance Company, a Georgia corporation.

            (e) Escrow Agreement dated January 13, 1994 by and between United Family Life Insurance Company, a Georgia corporation, Drexel Burnham Lambert Real Estate Associates, a New York limited partnership, and Dickinson, Logan, Todd and Barber, Inc. (the "Escrow Agent").

     10.7 Exchange Agreement effective January 13, 1994 between Drexel Burnham Lambert Real Estate Associates, a New York limited partnership, and the DBL Liquidating Trust, a trust established under the laws of New York was filed as Exhibit 10.7 to Report 10-KSB for fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.

     27     Financial Data Schedule

     99.1 Special Report/Acquisition Bulletin dated July 1, 1983 is hereby incorporated herein by reference.

     99.2 Report on Form 8-K filed July 14, 1983 and amended November 18, 1983 regarding the purchase of Wendover Business Park Phase I in
            Greensboro,  North   Carolina  is   hereby  incorporated   herein by
            reference.

     99.3 Report on Form 8-K filed August 18, 1983 and amended November 18, 1983, regarding the acquisition of a 50% interest in Airport Office Park located in Phoenix, Arizona is hereby incorporated herein by reference.

     99.4 Report on Form 8-K filed March 3, 1987 regarding the refinancing and renovation of the Landmark Resort Hotel is hereby incorporated herein by reference.

     99.5 Report on Form 8-K filed March 10,1987 regarding refinancing of the Airport Office Park is hereby incorporated herein by reference.

     99.6 Report on Form 8-K filed May 5, 1988 regarding the suspension of cash distributions to Limited Partners is hereby incorporated herein by reference.

     99.7 Report on Form 8-K filed October 11,1989 regarding the change in control of the parent company of the General Partner is hereby incorporated herein by reference.


     99.8 Report on Form 8-K filed March 20, 1990 regarding the foreclosure sale of Airport Office Park is hereby incorporated herein by reference.

     99.9 Landmark Associates Loan Modification Agreement dated May 1, 1990 and Letter Agreement dated March 5, 1991.

     99.10 Report on Form 8-K filed February 3, 1993 regarding the sale of outstanding stock of the General Partner is hereby incorporated herein by reference.

     99.11 Report on Form 8-K filed January 13, 1993 regarding the foreclosure sale of Landmark Resort Hotel is hereby incorporated herein by reference.