Form 10QSB
period 1996-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1996-05-07
CIK 700951

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


                  For the quarterly period ended March 31, 1996

                                       or

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

                                  BALANCE SHEET
                                   (Unaudited)

                                 March 31, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                $   276,169
       Restricted--tenant security deposits                              9,920
    Accounts receivable                                                 14,016
    Deposits with mortgagee                                             10,694
    Deferred charges                                                    71,201
    Deferred rent receivable                                             7,273
    Investment property:
       Land                                          $   227,104
       Buildings and improvements                      2,712,884
                                                       2,939,988

       Less accumulated depreciation                  (1,251,883)    1,688,105

                                                                   $ 2,077,378

    Liabilities and Partners' Equity (Deficit)

    Liabilities
       Accounts payable                                            $     3,544
       Accrued liabilities:
        Interest                                     $     8,639
        Real estate taxes                                  9,649
        Professional fees                                 10,587        28,875
       Deposits payable                                                 11,674
       Mortgage payable                                              1,287,875
            Total liabilities                                        1,331,968

    Partners' equity (deficit)
       General partner                                   (46,744)
       Limited partners                                  792,154       745,410

                                                                   $ 2,077,378

                       See Notes to Financial Statements


b)               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                          1996           1995
 Revenues:
   Rental operations                                  $    83,127    $    91,648
   Interest income                                          3,325          3,432
      Total revenue                                        86,452         95,080

 Expenses:
   Rental operations                                       23,797         18,151
   General and administrative                              12,001         12,522
   Management fees to related party (Note 3)                1,536          1,700
   Mortgage interest                                       25,864         26,429
   Depreciation and amortization                           26,961         26,808
         Total expenses                                    90,159         85,610

         Net income (loss)                            $    (3,707)   $     9,470

 Net income (loss) per limited partner
   interest(based on 11,455 units issued
   and outstanding)                                   $      (.32)   $       .82

                        See Notes to Financial Statements


c)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                    For the Three Months Ended March 31, 1996


                                       General       Limited
                                       Partner      Partners        Total
 Partners' equity (deficit) at
    December 31, 1995               $ (46,707)     $ 795,824      $ 749,117

 Net loss for the three months
    ended March 31, 1996                  (37)        (3,670)        (3,707)

 Partners' equity (deficit) at
    March 31, 1996                  $ (46,744)     $ 792,154      $ 745,410

                        See Notes to Financial Statements

d)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               1996          1995
 Cash flows from operating activities:
    Net income (loss)                                      $   (3,707)  $     9,470
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation and amortization                           26,961        26,808
    Change in accounts:
       Restricted cash                                          1,754            --
       Accounts and other receivable                            1,315        (6,497)
       Deferred charges                                        (5,152)       (6,001)
       Deposits with mortgagee                                 90,907        (4,638)
       Accounts payable                                        (1,814)       (1,181)
       Accrued liabilities                                     (3,264)       (2,683)
       Deposits payable                                            --       (15,120)

            Net cash provided by
                operating activities                          107,000           158

 Cash flows from investing activities:
    Additions to real and personal property                   (10,506)           --

            Net cash used in investing activities             (10,506)           --

 Cash flows from financing activities:
    Principal payments on mortgage                             (8,011)           --
    Repayment of mortgage payable                                  --        (7,398)
    Distributions to partners                                (114,550)     (114,550)

            Net cash used in financing activities            (122,561)     (121,948)

 Net decrease in cash and cash equivalents                    (26,067)     (121,790)

 Cash and cash equivalents at beginning of period             302,236       399,762

 Cash and cash equivalents at end of period                $  276,169   $   277,972

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest               $   25,864   $    26,479

                        See Notes to Financial Statements

e)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 1996

Note 1 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Note 2 - General

   The financial statements of Drexel Burnham Lambert Real Estate Associates include the operations of Wendover Business Park Phase I ("Wendover"), which is the only property the Partnership owns and operates.


Note 3 - Related Party Transactions

   For the three months ended March 31, 1996 and 1995, the Partnership paid management fees of $1,536 and $1,700, respectively, to The Wynnewood Company, the parent of the Partnership's general partner.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

   For the three months ended March 31, 1996, the Partnership realized a net loss of $3,707, compared to net income of $9,470 for the three months ended March 31, 1995. Rental income decreased due to a decrease in average occupancy from 100% for the three months ended March 31, 1995, compared to 90% for the three months ended March 31, 1996. One tenant occupying approximately 6,960 square feet moved out in June 1995. This space has remained vacant since the move-out in 1995. Total expenses increased due to increases in rental operating expense for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. This increase was primarily due to increases in roof repairs, increases in parking lot cleaning and maintenance expense, and landscaping expense. Partnership operations were otherwise comparable in the two periods.

Liquidity and Capital Resources

   On March 31, 1996, the Partnership held cash of $276,169. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

   As of March 31, 1996, the Partnership's remaining property was approximately 90% leased. Effective May 1, 1996, the property's largest tenant, occupying 17,477 sq. ft. or approximately 26% of the leasable space, will reduce the space it occupies to approximately 3,500 sq. ft. Management is negotiating with another national tenant to lease approximately 8,000 sq. ft. of the space being vacated (and 2,580 sq. ft. of space which will be vacated on April 30, 1996), for a five-year term at a higher rental per sq. ft. than the present tenant is paying. Tenant improvements and leasing commissions will offset part of this higher rental rate if the new lease is consummated. If this proposed lease is not consummated, the property will experience a decline in operating cash flow until the space is re-leased. During 1996, one other tenant occupying approximately 7,000 sq. ft. of space is expected to renew its lease which expires during the year.

   For the second quarter of 1996, the Partnership has approved capital expenditures of approximately $20,000 for repairs to the foundation of one of the buildings. In February 1996, the Partnership paid a distribution of $10 per partnership interest, or approximately $115,000, from existing cash reserves. Remaining cash balances are believed to be sufficient to meet planned capital expenditures, tenant improvements and leasing commissions.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    (b)  Reports on Form 8-K:

         None filed during the quarter ended March 31, 1996.


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


                         Date:  May 7, 1996