Form 10QSB
period 1996-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1996-08-08
CIK 700951

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


                  For the quarterly period ended June 30, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 2-76434


                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
        (Exact name of small business issuer as specified in its charter)


       New York                                              13-3153572
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

850 Third Avenue, Nineteenth Floor
   New York, New York                                           10022
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (212) 822-2246



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

                                  BALANCE SHEET
                                   (Unaudited)

                                  June 30, 1996


 Assets
   Cash and cash equivalents:
      Unrestricted                                              $   253,882
      Restricted-tenant security deposits                            11,674
   Accounts receivable                                                5,438
   Deposits with mortgagee                                           21,842
   Deferred charges                                                  70,143
   Deferred rent receivable                                           9,829
   Investment property:
      Land                                       $   227,104
      Building and improvements                    2,734,294
                                                   2,961,398
      Less accumulated depreciation               (1,274,791)     1,636,607
                                                                $ 2,059,415

 Liabilities and Partners' Equity (Deficit)

 Liabilities
   Accounts payable                                             $     2,138
   Accrued liabilities:
      Interest                                   $     8,639
      Real estate taxes                               18,833
      Professional fees                               12,175
      Other                                            1,108         40,755
   Deposits payable                                                  11,674
   Mortgage payable                                               1,279,702
      Total liabilities                                           1,334,269

 Partners' equity (deficit)
   General partner                                   (46,947)
   Limited partners                                  772,093        725,146

                                                                $ 2,059,415
                        See Notes to Financial Statements

b)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                      1996         1995          1996         1995
 Revenues:
   Rental operations                $ 75,058     $ 88,249     $158,185     $179,897
   Interest income                     2,741        5,088        6,066        8,520
       Total revenues                 77,799       93,337      164,251      188,417

 Expenses:
   Rental operations                  26,216       22,399       50,013       40,550
   General and administrative         17,588       16,356       29,589       28,878
   Management fees to related
     party (Note 3)                    1,555        1,751        3,091        3,451
   Mortgage interest                  25,704       26,279       51,568       52,708
   Depreciation and amortization      27,000       26,736       53,961       53,544
       Total expenses                 98,063       93,521      188,222      179,131

       Net (loss) income            $(20,264)    $   (184)    $(23,971)    $  9,286

 Net (loss) income per limited
   partner interest (based on
   11,455 units issued and
   outstanding)                     $  (1.75)    $   (.02)    $  (2.07)    $    .80

                        See Notes to Financial Statements

c)               DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)



                                          General      Limited
                                          Partner      Partners       Total

 Partners' equity (deficit)
    at December 31, 1995                 $(46,707)     $795,824      $749,117

 Net loss for the six months
    ended June 30, 1996                      (240)      (23,731)      (23,971)

 Partners' equity (deficit)
    at June 30, 1996                     $(46,947)     $772,093      $725,146


                        See Notes to Financial Statements

d)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                         1996           1995
 Cash flows from operating activities:
    Net (loss) income                                $ (23,971)       $  9,286
    Adjustments to reconcile net (loss) income to
       net cash provided by operating
       activities:
       Depreciation and amortization                    53,961          53,544
       Change in accounts:
         Accounts and deferred rent receivable           7,337         (12,381)
         Deferred charges                               (8,186)         (3,255)
         Deposits with mortgagee                        79,759          (9,664)
         Accounts payable                               (3,220)         (1,986)
         Accrued liabilities                             8,616         (10,543)
            Net cash provided by operating
                activities                             114,296          25,001

 Cash flows from investing activities:
    Additions to real and personal property            (31,916)             --

            Net cash used in investing activities      (31,916)             --

 Cash flows from financing activities:
    Principal payments on mortgage                     (16,184)        (14,944)
    Partners' distributions paid                      (114,550)       (114,550)

            Net cash used by financing activities     (130,734)       (129,494)

 Net decrease in cash and cash equivalents             (48,354)       (104,493)

 Cash and cash equivalents at beginning of period      302,236         399,762

 Cash and cash equivalents at end of period          $ 253,882       $ 295,269

 Supplemental disclosure of cash flow information:
    Cash paid for interest                           $  51,568       $  52,808

                        See Notes to Financial Statements

e)                DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Note 2 - General

The financial statements of Drexel Burnham Lambert Real Estate Associates include the operations of Wendover Business Park Phase I ("Wendover") which is the only property the Partnership owns and operates.

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Note 3 - Related Party Transactions

For the six months ended June 30, 1996 and 1995, the Partnership paid management fees of $3,091 and $3,451, respectively, to The Wynnewood Company, the parent of the Partnership's General Partner.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the six months ending June 30, 1996, the Partnership realized a net loss of $23,971, compared to net income of $9,286 for the six months ended June 30, 1995. The Partnership realized a net loss of $20,264 for the three months ended June 30, 1996, compared to a net loss of $184 for the three months ended June 30, 1995. The decrease in net income was caused primarily by decreases in rental revenues for both the three and six months ended June 30, 1996, compared to the three and six months ended June 30, 1995. The decrease in rental revenues for both the three and six months ended June 30, 1996, was primarily due to the property's largest tenant moving from a space of 17,477 sq. ft. to a smaller space of approximately 3,500 sq. ft. Management has negotiated and executed a new lease with another national tenant to lease a large part of the vacated space. Total expenses were comparable for both the three and six months ended June 30, 1996 and 1995.

On January 13, 1994, the Wendover property was refinanced for $1,350,000. Under the terms of the new mortgage, Wendover was required to maintain an escrow account for tenant improvements and leasing commissions for two years. In January 1996, approximately $95,000 was reimbursed to the property from the mortgage company as the terms of the agreement expired.

Liquidity and Capital Resources

On June 30, 1996, the Partnership held unrestricted cash (including shares of
money market funds and a certificate of deposit) of $253,882.   The present cash
reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

As of June 30, 1996, the Partnership's remaining property was approximately 85% leased. Management has executed a new lease with another national tenant to lease approximately 13,900 sq. ft. of the vacant space for a five-year term. Tenant improvements and leasing commissions in connection with this lease will be substantial and will be funded from a combination of existing cash reserves and rental concessions to the new tenant for the first six to seven months of the lease. Assuming no other leasing activity, it is expected the property will experience a small monthly cash flow deficit until these rental concessions expire. During 1996, one other tenant, occupying approximately 7,000 sq. ft. of space, is expected to renew its lease which will expire before the end of the current year.

The Partnership expended approximately $20,000 for repairs to the foundation of one of the buildings during the second quarter of 1996. Remaining cash balances are believed to be sufficient to meet planned capital expenditures, tenant improvements and leasing commissions as outlined above.


                        PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)  Reports on Form 8-K:

                None filed during the quarter ended June 30, 1996.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                                    (Registrant)

                        By:   DBL Properties Corporation
                              (General Partner)



                        By:   /s/William D. Clements
                              William D. Clements
                              President



                        Date:  August 8, 1996