Form 10QSB
period 1996-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1996-11-06
CIK 700951

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


              For the quarterly period ended September 30, 1996


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

                                BALANCE SHEET
                                 (Unaudited)

                              September 30, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                                $  257,180
     Restricted-tenant security deposits                             11,674
  Accounts receivable                                                 4,443
  Deposits with mortgagee                                            32,990
  Deferred charges                                                   87,886
  Investment property:
     Land                                       $   227,104
     Building and improvements                    2,871,079
                                                  3,098,183
     Less accumulated depreciation               (1,298,728)      1,799,455
                                                                 $2,193,628

Liabilities and Partners' Equity (Deficit)

Liabilities
  Accounts payable                                               $   65,463
  Accrued liabilities:
     Interest                                  $      8,639
     Real estate taxes                               29,662
     Professional fees                               18,262
     Other                                            2,232          58,795
  Deferred rental income                                             48,617
  Deposits payable                                                   11,674
  Mortgage payable                                                1,271,365
     Total liabilities                                            1,455,914

Partners' equity (deficit)
  General partner                                   (46,821)
  Limited partners                                  784,535         737,714
                                                                 $2,193,628

                      See Notes to Financial Statements


b)                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                     1996        1995        1996        1995
Revenues:
 Rental operations                $ 101,045   $  73,188   $ 259,230    $ 253,085
 Interest income                      2,766       3,741       8,832       12,261
   Total revenues                   103,811      76,929     268,062      265,346

Expenses:
 Rental operations                   25,018      17,784      75,031       58,334
 General and administrative          10,869      11,985      40,458       40,863
 Management fees to related
  party (Note 3)                      1,579       1,474       4,670        4,925
 Mortgage interest                   25,539      26,127      77,107       78,835
 Depreciation and amortization       28,238      26,736      82,199       80,280
   Total expenses                    91,243      84,106     279,465      263,237

   Net income (loss)              $  12,568   $  (7,177)  $ (11,403)   $   2,109

Net income (loss) per limited
 partner interest (based on
 11,455 units issued and
 outstanding)                     $    1.09   $    (.62)  $     (.99)  $     .18

                           See Notes to Financial Statements

c)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                               (A Limited Partnership)

                  STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                     (Unaudited)


                                   General     Limited
                                   Partner     Partners     Total

Partners' equity (deficit)
  at December 31, 1995            $(46,707)    $795,824   $749,117

Net loss for the nine months
  ended September 30, 1996            (114)     (11,289)   (11,403)

Partners' equity (deficit)
  at September 30, 1996           $(46,821)    $784,535   $737,714

                          See Notes to Financial Statements

d)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                               (A Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                         1996         1995

Cash flows from operating activities:
  Net income (loss)                                 $  (11,403)   $   2,109
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                       82,199       80,280
    Change in accounts:
      Restricted cash                                       --         (590)
      Accounts receivable                               18,160       (7,055)
      Deferred charges                                 (30,229)      (1,254)
      Deposits with mortgagee                           68,611      (21,402)
      Accounts payable                                  (4,995)      (2,084)
      Accrued liabilities                               26,656        1,079
      Deferred rental income                           (16,483)          --
         Net cash provided by operating
            activities                                 132,516       51,083

Cash flows from investing activities:
  Additions to real and personal property              (38,501)          --

         Net cash used in investing activities         (38,501)          --

Cash flows from financing activities:
  Principal payments on mortgage                       (24,521)     (22,642)
  Partners' distributions paid                        (114,550)    (114,550)

         Net cash used in financing activities        (139,071)    (137,192)

Net decrease in cash and cash equivalents              (45,056)     (86,109)

Cash and cash equivalents at beginning of period       302,236      399,762

Cash and cash equivalents at end of period          $  257,180   $  313,653

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $   77,107   $   78,987

Non-cash investing activities:
  Tenant improvements included in accounts
    payable and deferred rental income              $  130,200   $       --

                          See Notes to Financial Statements

e)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                           (A Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

NOTE 2 - GENERAL

The financial statements of Drexel Burnham Lambert Real Estate Associates include the operations of Wendover Business Park Phase I ("Wendover") which is the only property the Partnership owns and operates.

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 1996 and 1995, the Partnership paid management fees of $4,670 and $4,925, respectively, to The Wynnewood Company, an affiliate of the Partnership's General Partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the nine month period ending September 30, 1996, the Partnership realized a net loss of $11,403 compared to net income of $2,109 for the corresponding period of 1995. The Partnership realized net income of $12,568 for the three month period ended September 30, 1996, compared to a net loss of $7,177 for the corresponding period of 1995. The decrease in net income for the nine month period ended September 30, 1996, was due to an increase in rental operations expense. Rental operations expense increased primarily due to an increase in maintenance expense resulting from the seal-coating of the parking area and minor roof repairs at Wendover. Net income for the three month period ended September 30, 1996, increased due to an increase in rental revenue. Rental revenue increased for the three month period ended September 30, 1996, due to the collection of approximately $34,000 in lease termination fees resulting from the early lease termination of a tenant.

On January 13, 1994, the Wendover property was refinanced for $1,350,000. Under the terms of the new mortgage, Wendover was required to maintain an escrow account for tenant improvements and leasing commissions for two years. In January 1996, approximately $95,000 was reimbursed to the property from the mortgage company as the terms of the agreement expired.

Liquidity and Capital Resources

On September 30, 1996, the Partnership held cash of $257,180. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

As of September 30, 1996, the Partnership's remaining property was approximately 85% leased. A new tenant has completed its improvements and is now occupying approximately 14,000 sq. ft. of space. Tenant improvements and leasing commissions in connection with this lease were substantial and are being funded from a combination of existing cash reserves and rental concessions to the new tenant for the first six-to-seven months of its lease. Until these rental concessions expire, assuming no other leasing activity, it is expected the property will experience a small monthly cash flow deficit. One other tenant, occupying approximately 7,000 sq. ft. of space, with a lease expiring December 31, 1996, is anticipated to renew its lease. A new leasing company has been engaged in an effort to lease remaining vacancies.

The Partnership expended approximately $20,000 for improvements to the foundation of one of the buildings during the second quarter of 1996. Remaining cash balances are believed to be sufficient to meet planned capital expenditures, tenant improvements and leasing commissions as outlined above.



                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)   Reports on Form 8-K:

          None filed during the quarter ended September 30, 1996.

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

                    Date: November 6, 1996