Form 10KSB
period 1996-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1997-03-25
CIK 700951

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (AS LAST AMENDED BY 34-31905, EFF. 4/26/93)

                                  FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $361,206

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996 - Not Applicable.

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

Commencing in January 1983 pursuant to the Prospectus, the Partnership offered $11,500,000 in Limited Partnership Interests (the "Interests"). A total of 11,500 Interests were sold to the public at $1,000 per Interest. The offering closed on February 10, 1983. No Limited Partner has made any additional capital contribution after that date. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments according to the number of Interests held. Partners holding 45 units abandoned their Interests in 1994.

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

All of the outstanding stock of the General Partner is owned by the Wynnewood Company, Inc. ("Wynnewood"), a corporation which is owned by the principal operating officer of the General Partner.

The Partnership had no employees as of December 31, 1996. Management and administrative services are performed by Wynnewood, the General Partner and by IFGP Corporation ("Insignia") and affiliates. Pursuant to a management agreement between them, affiliates of Insignia provide property management services, partnership administration, and registrar and transfer services to the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

On June 29, 1983, the Partnership acquired, and currently owns and operates, Wendover Business Park-Phase I ("Wendover") (approximately 68,000 square feet) located in Greensboro, North Carolina. The Business Park was acquired for $2,820,000 of which $1,410,000 was paid in cash and $1,410,000 was paid in the form of a $1,110,000 senior purchase money note and a $300,000 junior purchase money note. In July of 1993, the junior note was paid in full. A new mortgage in the amount of $1,350,000 was executed in January of 1994. The proceeds from the new mortgage were used to pay off the original senior note. The principal balance of the current mortgage at December 31, 1996, is $1,262,860. The mortgage matures February 1, 2001, and is being amortized over twenty years with an interest rate of 8%. The balloon payment due at maturity is $1,097,022. Further details of the mortgage are disclosed in "Item 7, Note 3".

Depreciation of building and improvements is computed on straight-line and accelerated methods over estimated service lives ranging from three to thirty years. Wendover Business Park I had a gross carrying value of $3,072,518 at December 31, 1996, with accumulated depreciation of $1,327,206 for a net book value of $1,745,312. The federal tax basis at December 31, 1996, of the property is $702,499.

Average annual rental rates per square foot and average annual occupancy for 1996 and 1995 for Wendover were:


                           Average Annual   Average Annual
                             Rental Rate       Occupancy

           1996             $ 5.23/sq.ft.         88%
           1995             $ 5.23/sq.ft.         92%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive and Wendover is subject to competition from other commercial buildings in the area. Management believes the property is adequately insured.


The following is a schedule of the lease expirations for the years 1997 - 2006:


                     Number of                                 % of Gross
                    Expirations   Square Feet   Annual Rent   Annual Rent

       1997              2                6,090      $ 38,210    10.9%
       1998              1                3,480        17,280     4.9%
       1999              5               31,397       160,847    46.0%
       2000              0                    0             0       0
       2001              1               13,903        95,026    27.2%
       2002              1                2,610        22,185     6.3%
     2003-2006           0                    0             0       0

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet at Wendover:

                             Square Footage     Annual Rent
Nature of Business               Leased       Per Square Foot   Lease Expiration

Communication equipment        13,903            $6.83            06/30/01
Textile equipment sales         6,960             4.24            06/30/99
Custom color printing           6,960             6.58            12/31/99
Wholesale auto supplies         7,037             4.82            01/31/99
Electrical contractor           6,960             4.74            05/31/99

Real estate taxes in 1996 for Wendover were $33,613. In 1995, real estate taxes were $37,666.


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not a party to, nor is its property subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1996.

                                      PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1996, the Partnership included approximately 1,002 limited partners, holding a total of 11,455 Interests. During 1994, the number of Partnership Interests decreased by 45 Interests due to limited partners abandoning their Interests. In abandoning his or her Partnership Interests, a limited partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment. No public trading market has developed for Interests and it is not anticipated that such a market will develop in the future.

Cash distributions were made quarterly from July 1983, until October 1987, after which they were suspended. In December 1995, the General Partner approved a cash distribution to the Limited Partners in the amount of $114,550 ($10 per Interest) to be paid in February 1996. A similar distribution was declared in December 1994 and paid to Limited Partners in February 1995. No distribution was declared for 1996. As of December 31, 1996, the remaining unpaid preferred return arrearage totaled $8,021,274 or approximately $700 per Interest. Reference is made to "Item 6" for a description of liquidity and capital resources.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

For the year ended December 31, 1996, the Partnership realized a net loss of $10,697 compared to a net loss of $16,349 for the year ended December 31, 1995. The decrease in net loss for the year ended December 31, 1996, was primarily attributable to an increase in rental revenue. Rental revenue increased due to the collection of approximately $34,000 in lease termination fees resulting from the early lease termination by a tenant.

On January 13, 1994, the Wendover property was refinanced for $1,350,000. Under the terms of the new mortgage, Wendover was required to maintain an escrow account for tenant improvements and leasing commissions for two years. In January 1996, approximately $95,000 was returned to the property from the mortgage company as the terms of the agreement expired.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Partnership had cash of $255,520. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

At December 31, 1996, the Partnership's remaining property was approximately 85% leased. A new tenant has taken possession of approximately 14,000 sq. ft. Tenant improvements and leasing commissions in connection with this lease were substantial and were funded from a combination of existing cash reserves and rental concessions to the new tenant. These concessions will expire during March 1997. Two other tenants occupying approximately 3,510 and 2,580 sq. ft., respectively, have leases expiring in April 1997. Both tenants are expected to renew their leases.

Management is presently studying a proposed capital improvement program which envisions significant expenditures to be made for roof and parking lot repairs. The total costs involved are estimated at $60,000 and will most likely be performed over the next eighteen months once final bids are obtained and approved. Remaining cash balances, along with projected cash flows, are believed to be sufficient to meet estimated capital expenditures and any tenant improvements and leasing commissions in connection with new leasing.

INFLATION

Inflation in the future may increase rental revenues as well as operating expenses, all subject to general market trends. Certain Wendover leases provide for rent increases based upon the Consumer Price Index.

ITEM 7. FINANCIAL STATEMENTS


                        INDEX TO FINANCIAL STATEMENTS






Independent Auditor's Report

Balance Sheet at December 31, 1996

Statement of Operations for the Years Ended
 December 31, 1996 and 1995

Statement of Partners Equity (Deficit) for the Years Ended
 December 31, 1996 and 1995

Statement of Cash Flows for the Years Ended
 December 31, 1996 and 1995

Notes to Financial Statements


                          Independent Auditor's Report




To the Partners
Drexel Burnham Lambert Real Estate Associates

We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates (a limited partnership) as of December 31, 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates (a limited partnership) at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       Pannell Kerr Forster PC





January 31, 1997
New York, NY

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                              (A Limited Partnership)

                                   Balance Sheet
                                 December 31, 1996

                                       Assets
Cash and cash equivalents                                             $   255,520

Accounts receivable                                                         7,716

Real and personal property - at cost (notes 1, 2, and 3)
  Land                                                   $   227,104
  Building and improvements                                2,845,414
                                                           3,072,518
     Accumulated depreciation and amortization            (1,327,206)   1,745,312

Restricted cash - tenant security deposits                                 11,674

Deferred costs (note 2)                                                    80,848

Deposits with mortgagee (note 3)                                           10,525

                                                                      $ 2,111,595

            Liabilities and Partners' Equity

Liabilities
  Accounts payable                                                    $    53,502
  Accrued liabilities
     Interest                                            $     8,638
     Professional fees                                        23,500       32,138
  Deferred rental income (note 2)                                          13,000
  Deposits payable                                                         11,674
  Mortgage payable (note 3)                                             1,262,860
          Total liabilities                                             1,373,174

Partners' equity (deficit) (note 4)
  General partner                                                         (48,813)
  Limited partners (11,500 units issued and
     11,455 units outstanding)                                            785,234
          Total partners' equity                                          738,421

                                                                      $ 2,111,595

                       See notes to financial statements

                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                              (A Limited Partnership)

                             Statement of Operations

                                                                Year Ended
                                                               December 31,
                                                            1996          1995
Revenue
  Rental operations                                       $  349,752   $  333,293
  Interest income                                             11,454       16,161
          Total revenue                                      361,206      349,454

Expenses
  Rental operations (note 5)                                  98,368      102,303
  General and administrative                                  52,825       51,809
  Mortgage interest expense (note 3)                         102,477      104,805
  Depreciation and amortization (note 2)                     118,233      106,886
          Total expenses                                     371,903      365,803

          Net (loss) (note 6)                             $  (10,697)  $  (16,349)


Allocation of net (loss)
  General partner                                         $     (107)  $     (163)
  Limited partners                                        $  (10,590)  $  (16,186)

Net (loss) per limited partner interest (note 4)          $     (.92)  $    (1.41)

Distributions per limited partner interest (note 4)       $       --   $    10.00

Average limited partner units outstanding (note 4)            11,455       11,455

                       See notes to financial statements

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                            (A Limited Partnership)

                    Statement of Partners' Equity (Deficit)
                   For Years Ended December 31, 1996 and 1995

                                                                General      Limited
                                                   Total        Partner      Partners
Original capital contribution (note 4)         $ 11,501,000 $      1,000  $ 11,501,000

Less offering costs                              (1,363,018)          --    (1,363,018)
                                                 10,137,982        1,000    10,136,982

Cumulative net (loss) through December 31, 1994  (4,667,122)     (46,672)   (4,620,450)

Cumulative distributions to limited partners
 through December 31, 1994                       (4,590,843)        (871)   (4,589,972)

Balance - December 31, 1994                         880,017      (46,543)      926,560

Net (loss) for year ended December 31, 1995         (16,349)        (163)      (16,186)

Distribution to partners (note 4)                  (114,550)          --      (114,550)

Balance - December 31, 1995                         749,118      (46,706)      795,824

Net (loss) for year ended December 31, 1996         (10,697)        (107)      (10,590)

Balance - December 31, 1996                    $    738,421 $    (46,813) $    785,234

                       See notes to financial statements


                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                              (A Limited Partnership)

                            Statement of Cash Flows

                                                                Year Ended
                                                               December 31,
                                                            1996          1995
Cash flows from operating activities
  Net (loss)                                           $   (10,697)   $   (16,349)
  Adjustments to reconcile net (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                         118,233        106,886
     Deferred rent                                         (32,351)        (4,472)
     Changes in certain other accounts:
       Tenant security deposits                                 --            381
       Accounts receivable                                   7,971        (13,818)
       Leasing costs deferred                              (30,747)        (9,318)
       Deposits with mortgagee                              91,076          4,398
       Accounts payable                                     (4,123)         3,273
       Accrued liabilities                                      --           (704)
       Deposits payable                                         --        (22,758)
          Net cash provided by operating activities        139,362         47,519

Cash flows (used) by investing activities
  Additions to improvements                                (38,502)            --

Cash flows from financing activities
   Repayment of mortgage payable                           (33,026)       (30,495)
   Distribution paid to partners                          (114,550)      (114,550)
          Net cash (used) by financing activities         (147,576)      (145,045)

          (Decrease) in cash and cash equivalents          (46,716)       (97,526)

Cash and cash equivalents - beginning of year              302,236        399,762

Cash and cash equivalents - end of year                $   255,520    $   302,236


Supplemental disclosure of cash flow information
  Cash paid during the year for interest               $   102,477    $   105,008

                       See notes to financial statements


Note 1 - Organization

Drexel Burnham Lambert Real Estate Associates ("Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated December 14, 1982. The general partner of the Partnership, DBL Properties Corporation ("General Partner"), is owned by The Wynnewood Company, Inc. ("Wynnewood").

The Partnership owns and operates the Wendover Business Park - Phase I ("Wendover"), an office/warehouse complex, containing 67,982 square feet of office/warehouse space on 3.776 acres in Greensboro, North Carolina.

Note 2 - Significant accounting policies

Basis of accounting

The financial statements include the accounts of the Partnership and its operating division, Wendover.

Estimates

The financial statements of the Partnership are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived assets

Management evaluates the Partnership's long-lived assets, comprising its investment in real property, for impairment based on the recoverability of its carrying amount. When it is probable that undiscounted cash flows will not be sufficient to recover the carrying amount, the asset will be written down to its fair value. No such write-down was required in 1996 or 1995.

Disclosure about fair value of financial instruments

The Company's cash and cash equivalents and mortgage payable represent financial instruments as defined by "Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments". The carrying values of these financial instruments are reasonable approximations of fair value.

Depreciation

Depreciation of the Wendover building and improvements is computed on straight-line and accelerated methods over estimated service lives ranging from three to thirty years.

Deferred costs

Deferred leasing costs are shown net of accumulated amortization of $18,215 and are being amortized on a straight-line basis over the respective lease terms. Deferred mortgage costs are shown net of accumulated amortization of $26,466 and are being amortized on a straight-line basis over the term of the mortgage.

Revenue recognition

The straight-line basis is used to recognize minimum rental income under leases which provide for varying rents over their terms.

Income taxes

No provision has been made for income taxes since such taxes, if any, are payable by the partners individually.

Cash flows

For purposes of financial reporting, cash and cash equivalents includes cash on hand and in banks, including money market funds, and certificates of deposit with original maturities of three months or less.

Noncash investing and financing activities

In December 1995, the Partnership approved a cash distribution to Limited Partners in the amount of $114,550 ($10 per unit) to be paid in February 1996. A similar distribution was declared in December 1994 and paid in February 1995.

During 1996, the Partnership agreed to reimburse $104,535 to one of the Wendover commercial tenants for improvements made to commercial space and paid for by the tenant. The agreement provides that one-half would be paid in January 1997 and the balance in the form of rental abatements commencing September 1996. At December 31, 1996, $21,888 of the abatement amount remained to be applied against future rent.

Concentration of credit risk

Substantially all of the Partnership's cash deposits are with one bank and consist of demand deposits, certificates of deposit and money market accounts. The Partnership has not experienced any losses on its cash deposits.


Note 3 - Mortgage payable

The Wendover mortgage payable matures on February 1, 2001, and requires monthly payments of $11,292 to be applied first to interest at the rate of 8% per annum and the balance to reduction of principal. In addition, the mortgage provides that monthly escrow deposits be made for payments of real estate taxes and insurance. At December 31, 1996, the balance in the escrow account amounted to $10,525.

The following is a schedule by years of future amortization payments required by the mortgage:

                  Year Ending
                 December 31,

                     1997                   $   35,767
                     1998                       38,736
                     1999                       41,951
                     2000                       45,433
                     2001 (maturity)         1,100,973
                               Total        $1,262,860

Note 4 - Partners' equity

Pursuant to a public offering, 11,500 limited partnership units were sold at $1,000 per interest. Partners holding 45 units abandoned their Partnership interests in 1994, accordingly, calculations of net income (loss) per limited partner interest in 1996 and 1995 are based on 11,455 interests outstanding.

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

Cash distributions from sales or refinancings, if any, shall be made to the partners to the extent available and, as more fully described in the partnership agreement, as follows: first, to each partner in an amount equivalent to the positive amount of such partner's capital account on the date of distribution after adjustment; second, to the limited partners, until the limited partners have received an amount equal to their original invested capital; third, 99% to the limited partners equal to any unpaid preferred return arrearage; and fourth, as to any excess, 85% to the limited partners and 15% to the general partner.

Distributions in liquidation to the partners shall be made in accordance with the terms of the preceding two paragraphs, as appropriate.

In December 1995, the Partnership approved a cash distribution to Limited Partners in the amount of $114,550 ($10 per unit) which was paid in February 1996. No distributions were made or accrued to the General Partner, since the Limited Partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 1996, the unpaid preferred return arrearage totaled $8,021,274.


Note 5 - Commitments

Leases

The Partnership leases office and warehouse space in the Wendover property to tenants under lease agreements which expire on various dates through 2002. The following is a schedule by year of the minimum future rentals, excluding escalations, required under these leases as of December 31, 1996:

                         Year Ended
                         December 31,

                            1997                  $   307,274
                            1998                      289,875
                            1999                      220,181
                            2000                      119,835
                            2001                       88,153
                            2002                       16,639
                                    Total         $ 1,041,957

Two tenants of Wendover individually accounted for 12% and 13% of total revenue for the year ended December 31, 1996.


Management agreements

The Partnership has entered into an agreement with IFGP Corporation (Insignia) which provides for Insignia to perform certain management and administrative duties for the Partnership. Fees paid to Insignia amounted to $21,726 in each of the years 1996 and 1995.

The Partnership has also engaged Insignia to manage the Wendover property under an agreement which provides for fees equal to 5% of monthly gross revenue. Insignia has assigned a portion of its fees to Wynnewood, an affiliated entity. Management fees earned by Wynnewood during 1996 and 1995 amounted to $6,511 and $6,295, respectively.


Note 6 - Reconciliation of financial and tax net (loss)

The following is a reconciliation of the Partnership's net (loss) for financial and tax reporting purposes:

                                                  Years Ended
                                                  December 31,
                                               1996          1995

Financial net (loss)                        $ (10,697)   $  (16,349)
(Deficiency) of book over tax depreciation    (22,976)      (76,676)
Deferred rent income                           19,916       (22,376)
Other                                              --        (4,472)
       Tax net (loss)                       $ (13,757)   $ (119,873)



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

The directors and executive officers of the General Partner are as follows:


              Name                                 Position


     William D. Clements         President, Treasurer, Assistant Secretary
                                 and Director

     Robert A. Gauthier          Vice President, Secretary and Director


WILLIAM D. CLEMENTS, age 57. Mr. Clements has been President since February 1993 and was Vice President from 1990 until then. He was Chairman of the Board from 1989 to 1990, and was a Vice President in the Corporate Finance Department of Drexel Burnham Lambert Incorporated from 1985-1990. Prior to that he was a Senior Vice President of DBLR from 1983 and a Vice President from 1978. He received his BA degree from Siena College and his MBA from the Wharton Graduate School of the University of Pennsylvania.

ROBERT A. GAUTHIER, age 43. Mr. Gauthier has been Vice President and Secretary of the General Partner since February 1993. He is also Senior Vice President of Operations of Capstar Hotels, a hotel management firm, since 1992. Prior to then, he was the manager of two hotels owned by DBL Airport Valley Limited Partnership from 1987 to 1992. He has spent his entire career in the hotel industry after receiving a BA from California Polytechnical State University.

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


ITEM 10. EXECUTIVE COMPENSATION

Officers and directors of the General Partner do not and will not receive any direct compensation for services rendered by them in such capacities. Although the Partnership is required to pay fees to the General Partner and/or its affiliates upon property acquisition, for property management, and for real estate commissions, and the General Partner is also entitled to receive cash distributions from the operation and liquidation of the Partnership, no such fees, payments or distributions were made to the General Partner in 1996. Certain payments, including payments for management fees, were paid to affiliates of the General Partner in 1996, as described under "Item 12" hereto. As of January 1, 1992, the Partnership engaged IFGP Corporation and certain affiliates to provide management and administration services to the Partnership. For a complete description of Management Compensation, see the discussion under the caption, "Management Compensation" in the Prospectus, which discussion is hereby incorporated by reference. The General Partner of the Partnership may be reimbursed for its direct expenses relating to the offering, the administration and the operations of the Partnership's real property investments. For a further discussion of expenses incurred with related parties and with management, see "Note 5" to the Financial Statements which is included in "Item 7" above, to which reference is hereby made.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At March 15 1997, no person or group is known to own more than 5% of the outstanding Interests of the Partnership.

No officer or director of the General Partner of the Partnership owns any limited partnership Interests, nor do they possess a right to acquire beneficial ownership of Interests except for Mr. William D. Clements who owns 30 partnership Interests.

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

  (b)    Reports on Form 8-K filed during the fourth quarter of 1996:  None



                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                         By:   DBL Properties Corporation
                               General Partner

                         By:   /s/William D. Clements
                               William D. Clements
                               President

                         Date: March 25, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Robert A. Gauthier               Director
Robert A. Gauthier


/s/William D. Clements              President and
William D. Clements                 Director

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

    99.5 Report on Form 8-K filed March 10, 1987 regarding refinancing of the Airport Office Park is hereby incorporated herein by reference.

    99.6 Report on Form 8-K filed May 5, 1988 regarding the suspension of cash distributions to Limited Partners is hereby incorporated herein by reference.

    99.7 Report on Form 8-K filed October 11, 1989 regarding the change in control of the parent company of the General Partner is hereby incorporated herein by reference.

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