Form 10QSB
period 1997-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1997-05-06
CIK 700951

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


                For the quarterly period ended March 31, 1997

                                      or

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

                                  BALANCE SHEET
                                    (Unaudited)

                                   March 31, 1997

Assets
  Cash and cash equivalents:
    Unrestricted                                                  $   141,446
    Restricted--tenant security deposits                               11,879
  Accounts receivable                                                   3,453
  Deposits with mortgagee                                              13,664
  Deferred charges                                                     84,277
  Deferred rental income                                               10,008
  Real and personal property:
    Land                                           $   227,104
    Buildings and improvements                       2,891,614
                                                     3,118,718
    Less accumulated depreciation                   (1,358,450)     1,760,268

                                                                  $ 2,024,995

  Liabilities and Partners' Equity (Deficit)

  Liabilities
    Accrued liabilities:
      Interest                                     $     8,639
      Real estate taxes                                  8,823
      Professional fees                                 18,088    $    35,550
    Deposits payable                                                    9,101
    Mortgage payable                                                1,254,241
         Total liabilities                                          1,298,892

  Partners' equity (deficit)
    General partner                                    (46,936)
    Limited partners (11,500 units issued
      and 11,455 units outstanding)                    773,039        726,103

                                                                  $ 2,024,995

                         See Notes to Financial Statements


b)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                              (A Limited Partnership)

                              STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                         Three Months Ended
                                                                March 31,
                                                        1997           1996
Revenues:
Rental operations                                    $  85,432      $  83,127
Interest income                                          1,801          3,325
  Total revenue                                         87,233         86,452
Expenses:
Rental operations                                       25,524         25,333
General and administrative                              11,262         12,001
Mortgage interest                                       25,257         25,864
Depreciation and amortization                           37,508         26,961
    Total expenses                                      99,551         90,159

    Net loss                                         $ (12,318)     $  (3,707)

Net loss per limited partner interest                $   (1.06)     $    (.32)

Average limited partner units outstanding               11,455         11,455


                           See Notes to Financial Statements


c)                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                              (A Limited Partnership)

                 STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                    (Unaudited)

                     For the Three Months Ended March 31, 1997


                                      General       Limited
                                      Partner       Partners        Total

Partners' equity (deficit) at
  December 31, 1996                $ (46,813)    $  785,234    $  738,421

Net loss for the three months
  ended March 31, 1997                  (123)       (12,195)      (12,318)

Partners' equity (deficit) at
  March 31, 1997                   $ (46,936)    $  773,039    $  726,103


                         See Notes to Financial Statements

d)                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                              (A Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                              1997          1996
Cash flows from operating activities:
  Net loss                                               $  (12,318)   $   (3,707)
  Adjustments to reconcile net loss to net
    cash (used in)provided by operating activities:
    Depreciation and amortization                            37,508        26,961
    Deferred rent                                           (23,008)           --
    Change in accounts:
      Tenant security deposits                                 (205)        1,754
      Accounts receivable                                     4,263         1,315
      Deferred charges                                       (9,692)       (5,152)
      Deposits with mortgagee                                (3,139)       90,907
      Accounts payable                                      (53,502)       (1,814)
      Accrued liabilities                                     3,411        (3,264)
      Deposits payable                                       (2,573)           --

         Net cash (used in) provided by
            operating activities                            (59,255)      107,000

Cash flows from investing activities:
  Additions to real and personal property                   (46,200)      (10,506)

         Net cash used in investing activities              (46,200)      (10,506)

Cash flows from financing activities:
  Repayment of mortgage payable                              (8,619)       (8,011)
  Distributions to partners                                      --      (114,550)

         Net cash used in financing activities               (8,619)     (122,561)

Net decrease in cash and cash equivalents                  (114,074)      (26,067)

Cash and cash equivalents at beginning of period            255,520       302,236

Cash and cash equivalents at end of period               $  141,446    $  276,169

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               $   25,257    $   25,864

                         See Notes to Financial Statements

e)                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                              (A Limited Partnership)

                           Notes to Financial Statements
                                    (Unaudited)
                                   March 31, 1997



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE 2 - GENERAL

The financial statements of Drexel Burnham Lambert Real Estate Associates include the operations of Wendover Business Park Phase I ("Wendover") which is the only property the Partnership owns and operates.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 1997 and 1996, the Partnership paid management fees of $1,583 and $1,536, respectively, to The Wynnewood Company, an affiliate of the Partnership's General Partner.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the three month period ending March 31, 1997, the Partnership realized a net loss of $12,318 compared to a net loss of $3,707 for the corresponding period of 1996. The increase in net loss is primarily attributable to an increase in depreciation expense. Depreciation expense increased as a result of the acquisition of approximately $151,000 of property improvements and replacements during the fourth quarter 1996 and first quarter 1997.

Liquidity and Capital Resources

At March 31, 1997, the Partnership held cash of $141,446. The present cash reserves of the Partnership are believed to be sufficient to meet the foreseeable needs of the Partnership.

As of March 31, 1997, the Partnership's remaining property was approximately 85% leased. Tenant rent concessions related to a new tenant occupying approximately 14,000 sq. ft. expired in March, 1997. The tenant is now obligated to make monthly rental payments. Tenant improvements and leasing commissions in connection with this lease were substantial and were funded from a combination of existing cash reserves and rental concessions to the new tenant for the first six-to-seven months of the lease. The lease of another tenant occupying 3,150 sq. ft. expires at the end of April, 1997. The tenant has indicated their intention to renew its lease. Also a tenant occupying 6,960 sq. ft. has vacated its space prior to the end of the lease. This tenant continues to pay monthly rent. However, it is anticipated that the space will be leased to a new tenant.

Management has received bids for a capital improvement program to be performed over the next twelve to eighteen months involving principally roof and parking lot repairs. Total costs are estimated to be approximately $66,000 of which $36,000 has been authorized for the current fiscal year. Remaining cash balances, along with projected cash flows, are believed to be sufficient to meet estimated capital expenditures and any tenant improvements and leasing commissions in connection with new leasing.


                            PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b) Reports on Form 8-K:

       None filed during the quarter ended March 31, 1997.

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


                    Date:  May 6, 1997