Form 10QSB
period 1997-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1997-08-05
CIK 700951

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from.........to.........

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

                         One Insignia Financial Plaza
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)


                                (864) 239-1000
                         (Issuer's telephone number)


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

                                   BALANCE SHEET
                                    (Unaudited)

                                   June 30, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                   $  139,847
    Restricted--tenant security deposits                                8,052
  Deposits with mortgagee                                              23,843
  Deferred charges                                                     77,152
  Deferred rental income                                               11,232
  Real and personal property:
    Land                                           $   227,104
    Buildings and improvements                       2,891,614
                                                     3,118,718
    Less accumulated depreciation                   (1,389,695)     1,729,023

                                                                   $1,989,149

  Liabilities and Partners' Equity (Deficit)

  Liabilities
    Accounts payable                                               $    4,894
    Accrued liabilities:
      Interest                                     $     8,638
      Real estate taxes                                 17,652
      Professional fees                                 12,175         38,465
    Deposits payable                                                    8,052
    Mortgage payable                                                1,245,334
         Total liabilities                                          1,296,745

  Partners' Equity (Deficit)
    General partner's                              $   (47,273)
    Limited partners' (11,500 units issued
      and 11,455 units outstanding)                    739,677        692,404

                                                                   $1,989,149
                         See Notes to Financial Statements

b)                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                                     STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                      Three Months Ended        Six Months Ended
                                           June 30,                  June 30,
                                       1997         1996         1997         1996
Revenues:
Rental operations                   $ 89,770     $ 75,058      $175,202     $158,185
Interest income                        1,081        2,741         2,882        6,066
   Total revenues                     90,851       77,799       178,084      164,251

Expenses:
Rental operations                     45,975       27,771        71,499       53,104
General and administrative            17,065       17,588        28,327       29,589
Mortgage interest                     24,968       25,704        50,225       51,568
Depreciation and amortization         36,542       27,000        74,050       53,961
   Total expenses                    124,550       98,063       224,101      188,222

Net loss                            $(33,699)    $(20,264)     $(46,017)    $(23,971)

Net loss allocated to
  general partner                   $   (337)    $   (203)     $   (460)    $   (240)
Net loss allocated to
  limited partners                   (33,362)     (20,061)      (45,557)     (23,731)

                                    $(33,699)    $(20,264)     $(46,017)    $(23,971)

Net loss per limited
 partner interest (based on
 11,455 units outstanding)          $  (2.92)    $  (1.75)     $  (3.98)    $  (2.07)

                           See Notes to Financial Statements

c)                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                 STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                    (Unaudited)


                                      General       Limited
                                     Partner's     Partners'      Total

Partners' (deficit) equity at
  December 31, 1996                  $(46,813)      $785,234     $738,421

Net loss for the six months
  ended June 30, 1997                    (460)       (45,557)     (46,017)

Partners' (deficit) equity at
  June 30, 1997                      $(47,273)      $739,677     $692,404

                         See Notes to Financial Statements

d)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                                   STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                         Six Months Ended
                                                              June 30,
                                                         1997           1996
Cash flows from operating activities:
  Net loss                                           $ (46,017)    $ (23,971)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities:
    Depreciation and amortization                       74,050        53,961
    Deferred rental income                             (24,232)       (2,913)
    Change in accounts:
      Tenant security deposits                           3,622            --
      Accounts receivable                                7,716        10,250
      Deferred charges                                  (7,865)       (8,186)
      Deposits with mortgagee                          (13,318)       79,759
      Accounts payable                                 (48,608)       (3,220)
      Accrued real estate taxes                         17,652        18,833
      Accrued professional fees                        (11,325)      (11,325)
      Deposits payable                                  (3,622)           --
      Other liabilities                                     --         1,108

         Net cash (used in) provided by
            operating activities                       (51,947)      114,296

Cash flows from investing activities:
  Additions to real and personal property              (46,200)      (31,916)


         Net cash used in investing activities         (46,200)      (31,916)

Cash flows from financing activities:
  Payments of mortgage note payable                    (17,526)      (16,184)
  Distribution to partners                                  --      (114,550)

         Net cash used in financing activities         (17,526)     (130,734)

Net decrease in unrestricted cash and
  cash equivalents                                    (115,673)      (48,354)

Unrestricted cash and cash equivalents at
  beginning of period                                  255,520       302,236

Unrestricted cash and cash equivalents at end
  of period                                          $ 139,847     $ 253,882

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $  50,225     $  51,568

                          See Notes to Financial Statements

              e) DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                           Notes to Financial Statements
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE 2 - GENERAL

The financial statements of the Partnership include the operations of Wendover Business Park Phase I ("Wendover") which is the only property the Partnership owns and operates.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.
NOTE 3 - RELATED PARTY TRANSACTIONS

On June 24, 1997, Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), and IFGP Corporation, a Delaware corporation ("IFGP") (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller ("Clements"). The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

For the six months ended June 30, 1997 and 1996, the Partnership paid management fees of $3,147 and $3,091, respectively, to The Wynnewood Company, an affiliate of the Partnership's General Partner until June 24, 1997 (see discussion above).

The following transactions with affiliates of Insignia were incurred during the six months ended June 30, 1997 and 1996: property management fees (included in operating expenses) of $5,581 and $5,151, respectively; partnership administration fees (included in general and administrative expenses) of $7,500 in both periods; and registrar and transfer services fees (included in general and administrative expenses) of $2,436 in both periods. Insignia became an affiliate as of June 24, 1997 (see discussion above).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property, Wendover Business Park Phase I, ("Wendover"), is a commercial business park of approximately 68,000 square feet located in Greensboro, North Carolina. The average occupancy for the six months ended June 30, 1997 and 1996, was 85% and 90%, respectively. The General Partner attributes the decrease in occupancy to a tenant occupying 3,510 sq. ft. vacating its space prior to the end of its lease in 1996. It is anticipated that the space will be leased to a new tenant.

For the six month period ending June 30, 1997, the Partnership realized a net loss of $46,017 compared to a net loss of $23,971 for the corresponding period of 1996. The Partnership realized a net loss of $33,699 for the three months ended June 30, 1997, compared to a net loss of $20,264 for the corresponding period of 1996. The increase in net loss is attributable to an increase in depreciation and operating expenses. The increase in depreciation expense is the result of tenant improvements during the second half of 1996 and first half of 1997. Tenant improvements are depreciated over the life of the respective tenants' lease. The increase in operating expense is the result of an increase in maintenance expense attributable to approximately $21,000 of roof repairs in 1997. The increases in expenses is partially offset by an increase in rental revenue due to the execution of three new leases since June 1996. The new leases, which affect approximately 36% or 24,343 square feet, were executed at rental rates which exceeded the expired leases on the same space.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of the investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $139,847 versus $253,882 at June 30, 1996. Net cash used in operating activities increased primarily due to no refunds being received from mortgagee deposit accounts in 1997. Approximately $95,000 was refunded in 1996. Also contributing to the increase in cash used in operating activities was the timing of payments of accounts payable. Cash used in investing activities increased due to an increase in tenant improvements during the six months ended June 30, 1997. Net cash used in financing activities decreased due to no distributions being made to the partners during the six months ended June 30, 1997.

Management has received bids for major repairs and maintenance to be performed over the next twelve to eighteen months involving principally roof and parking lot repairs. Total costs are estimated to be approximately $66,000 of which $36,000 has been authorized for the current fiscal year. During the six months ended June 30, 1997, approximately $24,000 was spent on roofing and parking lot repairs. During the six months ended June 30, 1996, there were no expenditures for major repairs and maintenance.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $1,245,334 requires monthly principal and interest payments and requires a balloon payment on February 1, 2001, at which time the property will either be refinanced or sold. Distributions of $114,550 or $10.00 per limited partner unit were made to the limited partners during the six months ended June 30, 1996. There have been no distributions made in 1997.

                         PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K: A Form 8-K dated June 24, 1997, was filed reporting the change in control of the Registrant.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            By:  DBL Properties Corporation
                                 Its General Partner


                            By:  /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                            Date: August 5, 1997