Form 10QSB
period 1997-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1997-11-06
CIK 700951

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                               One Insignia Financial Plaza
                             Greenville, South Carolina 29609
                         (Address of principal executive offices)


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

                                BALANCE SHEET
                                 (Unaudited)

                              September 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                              $  112,550
     Restricted-tenant security deposits                            8,137
  Accounts receivable                                               9,550
  Deposits with mortgagee                                          34,022
  Deferred charges                                                 73,130
  Deferred rental income                                           12,784
  Real and personal property:
     Land                                       $  227,104
     Building and improvements                   2,930,891
                                                 3,157,995
     Less accumulated depreciation              (1,423,473)     1,734,522
                                                               $1,984,695

Liabilities and Partners' Equity (Deficit)

Liabilities
  Accounts payable                                             $    2,856
  Accrued liabilities:
    Interest                                    $    8,638
    Real estate taxes                               26,478
    Professional fees                               18,263         53,379
  Deposits payable                                                  8,052
  Mortgage note payable                                         1,236,304
     Total liabilities                                          1,300,591

Partners' Equity (Deficit)
  General partner's                             $  (47,356)
  Limited partners' (11,500 units issued
     and 11,455 units outstanding)                 731,460        684,104
                                                               $1,984,695

                      See Notes to Financial Statements


b)                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                      1997          1996         1997          1996
Revenues:
Rental operations                  $ 95,401      $101,045      $270,603      $259,230
Interest income                       1,354         2,766         4,236         8,832
   Total revenues                    96,755       103,811       274,839       268,062

Expenses:
Rental operations                    31,683        26,597       103,182        79,701
General and administrative            9,271        10,869        37,598        40,458
Mortgage interest                    24,846        25,539        75,071        77,107
Depreciation and amortization        39,255        28,238       113,305        82,199
   Total expenses                   105,055        91,243       329,156       279,465

Net (loss) income                  $ (8,300)     $ 12,568      $(54,317)     $(11,403)

Net (loss) income allocated to
  general partner                  $    (83)     $    126      $   (543)     $   (114)
Net (loss) income allocated to
  limited partners                   (8,217)       12,442       (53,774)      (11,289)

                                   $ (8,300)     $ 12,568      $(54,317)     $(11,403)

Net (loss) income per limited
 partner interest (based on
 11,455 units outstanding)         $   (.72)     $   1.09      $   (4.69)    $    (.99)

                           See Notes to Financial Statements

c)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                  STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                     (Unaudited)

                                    Limited
                                  Partnership   General       Limited
                                     Units      Partner's     Partners'       Total
Original capital contributions     11,500     $    1,000    $11,500,000   $11,501,000

Partners' (deficit) equity
  at December 31, 1996             11,455     $  (46,813)   $   785,234   $   738,421

Net loss for the nine months
  ended September 30, 1997             --           (543)       (53,774)      (54,317)

Partners' (deficit) equity
  at September 30, 1997            11,455     $  (47,356)   $   731,460   $   684,104

                          See Notes to Financial Statements

d)                  DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                                   STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                              1997          1996

Cash flows from operating activities:
  Net loss                                                $  (54,317)   $  (11,403)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                            113,305        82,199
    Deferred rental income                                   (25,784)       (9,567)
    Change in accounts:
      Restricted cash                                          3,537            --
      Accounts receivable                                     (1,834)       11,244
      Deposits with mortgagee                                (23,497)       68,611
      Deferred charges                                        (9,320)      (30,229)
      Accounts payable                                       (50,646)       (4,995)
      Accrued real estate taxes                               26,478        29,662
      Accrued professional fees                               (5,237)       (5,237)
      Deposits payable                                        (3,622)           --
      Other liabilities                                           --         2,231

         Net cash (used in) provided by operating
            activities                                       (30,937)      132,516

Cash flows from investing activities:
  Additions to real and personal property                    (85,477)      (38,501)

         Net cash used in investing activities               (85,477)      (38,501)

Cash flows from financing activities:
  Payments of mortgage note payable                          (26,556)      (24,521)
  Partners' distributions paid                                    --      (114,550)

         Net cash used in financing activities               (26,556)     (139,071)

Net decrease in unrestricted cash and cash equivalents      (142,970)      (45,056)

Unrestricted cash and cash equivalents at beginning
  of period                                                  255,520       302,236

Unrestricted cash and cash equivalents at end of period   $  112,550    $  257,180

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   75,071    $   77,107
Non-cash investing activities:
  Tenant improvements included in accounts
    payable and deferred rental income                    $       --    $  130,200

                          See Notes to Financial Statements

e)              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE 2 - GENERAL

The financial statements of the Partnership include the operations of Wendover Business Park Phase I ("Wendover") which is the only property the Partnership owns and operates.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

The following transactions with The Wynnewood Company prior to June 24, 1997, and with affiliates of Insignia subsequent to June 24, 1997, were incurred during the nine month periods ended September 30, 1997 and 1996.

                                                     For the Nine Months Ended
                                                            September 30,
                                                           1997        1996
Property management fees (included in operating
  expense)                                                $7,521     $ 4,670
Reimbursement for services of affiliates (included in
  general and administrative expense)                      3,750          --

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property, Wendover Business Park Phase I, ("Wendover"), is a commercial business park of approximately 68,000 square feet located in Greensboro, North Carolina. The average occupancy for the nine months ended September 30, 1997 and 1996, was 87% and 89%, respectively.

For the nine months ended September 30, 1997, the Partnership realized a net loss of $54,317 compared to a net loss of $11,403 for the corresponding period of 1996. The Partnership realized a net loss of $8,300 for the three months ended September 30, 1997, compared to net income of $12,568 for the corresponding period of 1996. The increase in net loss for the three and nine month periods ended September 30, 1997, is primarily attributable to an increase in depreciation and operating expenses. The increase in depreciation expense is the result of an increase in tenant improvements during 1996 and 1997. Tenant improvements are depreciated over the life of the respective tenants' lease. The increase in operating expense is the result of an increase in maintenance expense attributable to roof and parking lot repairs in 1997. The increases in expenses for the nine month period ended September 30, 1997, is partially offset by an increase in rental revenue due to the execution of two new leases since September 1996. The new leases, which affect approximately 18% or 10,440 square feet, were executed at rental rates which exceeded the expired leases on the same space.

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

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of $112,550 versus $257,180 at September 30, 1996. Net cash used in operating activities increased primarily due to no refunds being received from mortgagee deposit accounts in 1997. Approximately $95,000 was refunded in 1996. Also contributing to the increase in cash used in operating activities was the timing of payments of accounts payable. Cash used in investing activities increased due to an increase in tenant improvements during the nine months ended September 30, 1997. Net cash used in financing activities decreased due to no distributions being made to the partners during the nine months ended September 30, 1997.

Management has received bids for major repairs and maintenance to be performed over the next twelve to eighteen months involving principally roof and parking lot repairs. Total costs are estimated to be approximately $66,000 of which $36,000 has been authorized for the current fiscal year. During the nine months ended September 30, 1997, approximately $33,000 was spent on roofing and parking lot repairs. During the nine months ended September 30, 1996, approximately $6,000 was spent on roofing and parking lot repairs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $1,236,304 requires monthly principal and interest payments and requires a balloon payment on February 1, 2001, at which time the property will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, a property sale and the availability of cash reserves. Distributions of $114,550 or $10.00 per limited partner unit were made to the limited partners during the nine months ended September 30, 1996. No distributions have been made and none are anticipated in 1997.



                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1997.

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


                    DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES


                    By:  DBL Properties Corporation
                         Its General Partner


                    By:  /s/William H. Jarrard, Jr.
                         William H. Jarrard
                         President and Director


                    Date: November 6, 1997