Form 10KSB
period 1997-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1998-03-25
CIK 700951

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the transition period from.........to.........

                         Commission file number 2-76434

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
                 (Name of small business issuer in its charter)

               New York                                        13-3153572
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

   One Insignia Financial Plaza, P.O. Box 1089
          Greenville, South Carolina                              29602
    (Address of principal executive offices)                   (Zip Code)

                       Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $351,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated November 2, 1982 (included in Registration Statement, No. 2-76434 of Registrant) are incorporated by reference into Parts I and III.
                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Drexel Burnham Lambert Real Estate Associates (the "Partnership" or "Registrant") is a limited partnership which was formed on December 14, 1982, pursuant to the Partnership Law of the State of New York. The general partner of the Partnership is DBL Properties Corporation ("DBL" or "General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") (see "Change in Control" below). The Partnership is engaged in the business of acquiring, operating and holding real properties for investment. The Partnership acquired four properties during 1983 and it continues to own and operate one of those, Wendover Business Park-Phase I.

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

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation".
The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of the Partnership's remaining property in order to achieve the best possible return for the investors. Such results may best be achieved through a property sale, refinancing, debt restructuring or relinquishment of the asset. The Partnership intends to evaluate its holding periodically to determine the most appropriate strategy for the asset.

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. Insignia/ESG, an affiliate of the General Partner, provides day-to-day management services for the Partnership's investment property.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. The remaining property is located in a major urban area and, accordingly, competes for rentals not only with similar commercial properties in its immediate area but with several similar commercial properties throughout the urban area, including properties owned and/or managed by affiliates of the Partnership. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Changes in Control

On June 24, 1997, Insignia, a Delaware corporation, and IFGP Corporation, a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publically traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner.

ITEM 2.  DESCRIPTION OF PROPERTY

On June 29, 1983, the Partnership acquired, Wendover Business Park-Phase I ("Wendover") (approximately 68,000 square feet) located in Greensboro, North Carolina. Wendover was acquired for $2,820,000 of which $1,410,000 was paid in cash and $1,410,000 was paid in the form of a $1,110,000 senior purchase money note and a $300,000 junior purchase money note. In July of 1993, the junior note was paid in full. A new mortgage in the amount of $1,350,000 was executed in January of 1994. The proceeds from the new mortgage were used to pay off the original senior note. The principal balance of the current mortgage at December 31, 1997, is approximately $1,227,000. The mortgage matures February 1, 2001, and is being amortized over twenty years with an interest rate of 8%. The balloon payment due at maturity is approximately $1,097,000.

Depreciation of building and improvements is computed on the straight-line method over estimated service lives ranging from three to thirty years. Wendover had a gross carrying value of approximately $3,158,000 at December 31, 1997, with accumulated depreciation of approximately $1,455,000 for a net book value of approximately $1,703,000. The federal tax basis at December 31, 1997, of the property was approximately $663,000.


Average annual rental rates and average annual occupancy for 1997 and 1996 for Wendover were as follows:


                           Average Annual   Average Annual
                            Rental Rate       Occupancy

           1997             $5.73/sq.ft.          86%
           1996             $5.23/sq.ft.          88%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive and Wendover is subject to competition from other commercial buildings in the area. Management believes the property is adequately insured. The following is a schedule of the lease expirations for the years 1998 - 2007:


                     Number of                                    % of Gross
                    Expirations   Square Feet     Annual Rent     Annual Rent
                                                 (in thousands)

       1998              2            6,060        $   35            10.2%
       1999              4           24,437           115            33.9%
       2000              2           10,470            73            21.4%
       2001              1           13,903            95            28.0%
       2002              1            2,610            22             6.5%
     2003-2007           --                  --        --               --

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet at Wendover:


                         Square Footage     Annual Rent
Nature of Business           Leased       Per Square Foot    Lease Expiration

Communication equipment      13,903            $6.83             06/14/01
Wholesale auto supplies       7,037             4.82             01/31/99
Textile equipment sales       6,960             4.24             06/30/99
Electrical contractor         6,960             4.74             05/31/99
Office furniture and
  equipment supplies          6,960             3.86             07/31/00

Real estate taxes in 1997 for Wendover were $33,881. The 1997 tax rate is approximately 1.26%.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not routine in nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of unit holders during 1997.


                                      PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

As of December 31, 1997, the Partnership included approximately 996 limited partners, holding a total of 11,455 Interests. During 1994, the number of Partnership Interests decreased by 45 Interests due to limited partners abandoning their Interests. In abandoning his or her Partnership Interests, a limited partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment. No public trading market has developed for the Interests and it is not anticipated that such a market will develop in the future.

Cash distributions were made quarterly from July 1983, until October 1987, after which they were suspended. In December 1995, the General Partner approved a cash distribution to the Limited Partners in the amount of $114,550 ($10 per Interest) which was paid in February 1996. No distributions were declared for 1997 or 1996. As of December 31, 1997, the remaining unpaid preferred return arrearage totaled approximately $8,941,000 or approximately $781 per Interest. Reference is made to "Item 6. Management's Discussion and Analysis or Plan of Operation" for a description of liquidity and capital resources.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the year ended December 31, 1997, the Partnership realized a net loss of approximately $71,000 compared to a net loss of approximately $11,000 for the year ended December 31, 1996. The increase in net loss for the year ended December 31, 1997, is primarily attributable to an increase in depreciation and operating expenses. The increase in depreciation expense is the result of an increase in tenant improvements during 1996 and 1997. Tenant improvements are depreciated over the life of the respective tenants' lease. The increase in operating expenses is the result of an increase in major repairs and maintenance attributable to increased roof and parking lot repairs in 1997. Included in operating expenses for 1997 is approximately $33,000 in expenditures for parking lot and roof repairs. Included in operating expenses for 1996 is approximately $7,000 for parking lot and roof repairs. An additional $50,000 of parking lot repairs are budgeted for 1998.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $129,000 compared to approximately $255,000 at December 31, 1996. Net cash used in operating activities increased primarily due to increased operating expenses, as discussed above, and the change in accounts payable related to the timing of payments. Net cash used in investing activities increased due to an increase in tenant improvements in 1997 along with a withdrawal from a restricted escrow being received in 1996. In January 1994, the Wendover property was refinanced. Under the terms of the new mortgage, Wendover was required to maintain an escrow account for tenant improvements and leasing commissions for two years. In January 1996, approximately $95,000 was returned to the property from the mortgage company as the terms of the agreement expired. Net cash used in financing activities decreased due to no distributions being paid to the partners during 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $1,227,000 requires monthly principal and interest payments and requires a balloon payment on February 1, 2001, at which time the property will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, a property sale or refinancing, and the availability of cash reserves. Distributions of $114,550 or $10.00 per limited partner unit were made to the limited partners during 1996. No distributions were paid in 1997.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7. FINANCIAL STATEMENTS



DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

LIST OF FINANCIAL STATEMENTS


     Independent Auditor's Report

     Balance Sheet - December 31, 1997

     Statements of Operations - Years ended December 31, 1997 and 1996

     Statements of Changes in Partners' Capital (Deficit)  - Years ended
       December 31, 1997 and 1996

     Statements of Cash Flows - Years ended December 31, 1997 and 1996

     Notes to Financial Statements












                          Independent Auditor's Report




To the Partners
Drexel Burnham Lambert Real Estate Associates

We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates (a limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates (a limited partnership) at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                       Pannell Kerr Forster PC





February 6, 1998
New York, NY



                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                                   BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)

Assets
  Cash and cash equivalents                                             $    129
  Receivables and deposits                                                    19
  Other assets                                                                87
  Investment property (Notes A and F):
    Land                                                   $    227
    Building and related personal property                    2,931
                                                              3,158
   Less accumulated depreciation                             (1,455)       1,703
                                                                        $  1,938

Liabilities and Partners' Capital (Deficit)
Liabilities
 Accounts payable                                                       $      3
 Tenant security deposits payable                                              8
 Other liabilities                                                            33
 Mortgage note payable (Note C)                                            1,227
Partners' Capital (Deficit) (Note D)
   General partner's                                        $   (48)
   Limited partners' (11,455 units issued and
      outstanding)                                              715          667
                                                                        $  1,938

                 See Accompanying Notes to Financial Statements



                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                             STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)

                                                          Years Ended
                                                          December 31,
                                                      1997            1996
Revenues
  Rental operations                                 $    346         $    350
  Interest income                                          5               11
     Total revenues                                      351              361
Expenses
  Operating                                              104               75
  General and administrative                              47               53
  Depreciation                                           128               98
  Interest                                               109              112
  Property taxes                                          34               34
   Total expenses                                        422              372
Net loss                                            $    (71)        $    (11)
Net loss allocated to general partner (1%)          $     (1)        $     --
Net loss allocated to limited partners (99%)             (70)             (11)
                                                    $    (71)        $    (11)
Net loss per limited partner interest               $  (6.11)        $   (.92)

                 See Accompanying Notes to Financial Statements



                    DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                           (in thousands, except unit data)





                                   Limited
                                 Partnership   General    Limited
                                    Units     Partner's  Partners'     Total

Original capital contributions     11,500      $   1    $ 11,500     $ 11,501

Partners' (deficit) equity
   at December 31, 1995            11,455      $ (47)   $    796     $    749

Net loss for the year ended
   December 31, 1996                   --         --         (11)         (11)

Partners' (deficit) capital
  at December 31, 1996             11,455        (47)        785          738

Net loss for the year ended
  December 31, 1997                    --         (1)        (70)         (71)

Partners' (deficit) capital
  at December 31, 1997             11,455      $ (48)   $    715     $    667

                 See Accompanying Notes to Financial Statements



                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended
                                                               December 31,
                                                              1997       1996
Cash flows from operating activities:
  Net loss                                                  $  (71)  $  (11)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
     Depreciation                                              128       98
     Amortization of lease commissions and loan costs           23       20
     Rent abatement                                            (22)     (30)
     Changes in accounts:
       Receivables and deposits                                 11        5
       Other assets                                            (21)     (33)
       Accounts payable                                        (51)      (4)
       Tenant security deposits payable                         (4)      --
       Other liabilities                                         2       --
          Net cash (used in) provided by operating
               activities                                       (5)      45
Cash flows from investing activities:
  Property improvements and replacements                       (85)     (39)
   Withdrawal from restricted escrow                            --       95
          Net cash (used in) provided by investing
            activities                                         (85)      56
Cash flows from financing activities:
   Payments of mortgage note payable                           (36)     (33)
  Partners' distributions paid                                  --     (115)
          Net cash used in financing activities                (36)    (148)
Net decrease in cash and cash equivalents                     (126)     (47)
Cash and cash equivalents at beginning of year                 255      302
Cash and cash equivalents at end of year                    $  129   $  255

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   100  $  102

                 See Accompanying Notes to Financial Statements



                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                         Notes to Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Drexel Burnham Lambert Real Estate Associates ("Partnership") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of Limited Partnership dated December 14, 1982. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner"). Effective June 24, 1997, IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), purchased all of the issued and outstanding stock of DBL.

The Partnership owns and operates the Wendover Business Park - Phase I ("Wendover"), an office/warehouse complex, containing approximately 68,000 square feet of office/warehouse space on 3.776 acres in Greensboro, North Carolina.

Basis of Accounting:

The financial statements of the Partnership are prepared on an accrual basis, and therefore, revenue is recorded as earned and costs and expenses are recorded as incurred. The financial statements include the accounts of the Partnership and its investment property, Wendover.

Use of Estimates:


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Property:

Investment property is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation:

Depreciation of the Wendover building and improvements is computed on the straight-line method over estimated service lives ranging from three to thirty years.

Other assets:

Included in other assets are loan costs and lease commissions. Loan costs are capitalized and are amortized on a straight-line basis as interest expense over the life of the loan. At December 31, 1997, unamortized loan costs of approximately $30,000 are included in other assets. Lease commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1997, unamortized leasing commissions totaled approximately $44,000 and are included in other assets.

Leases:

The straight-line basis is used to      recognize minimum rental income under

leases which provide for varying rents over their terms. For all other leases, rents are recognized over the terms of the leases as earned.

Advertising:

The Partnership expenses the costs of advertising as incurred.

Income taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

Noncash investing and financing activities:

During 1996, the Partnership agreed to reimburse approximately $105,000 to one of the Wendover commercial tenants for improvements made to commercial space and paid for by the tenant. The agreement provided that one-half would be paid in January 1997 and the balance in the form of rental abatements commencing September 1996. As a result of this agreement, approximately $33,000 and $22,000 of rent was abated in 1996 and 1997, respectively.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On June 24, 1997, Insignia, a Delaware corporation, and IFGP Corporation, a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the former officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company prior to June 24, 1997, and with affiliates of Insignia subsequent to June 24, 1997, were incurred during the twelve month periods ended December 31, 1997 and 1996 (in thousands):

                                                           1997         1996
Property management fees (included in operating
  expenses)                                                $12          $ 7
Reimbursement for services of affiliates (included in
  general and administrative expense)                        8           --

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

In accordance with the partnership agreement, the General Partner was allocated its one percent continuing interest in the Partnership's net loss.

NOTE C - MORTGAGE NOTE PAYABLE

The Wendover mortgage note payable matures on February 1, 2001, and requires monthly payments of approximately $11,000 to be applied first to interest at the rate of 8% per annum and the balance to reduction of principal. The principal balance due at maturity is approximately $1,097,000. In addition, the mortgage note payable provides that monthly escrow deposits be made for payments of real estate taxes and insurance. At December 31, 1997, the balance in the escrow account was approximately $10,000.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1997, are as follows (in thousands):


     1998       $   39
     1999           42
     2000           45
     2001        1,101
     Total     $1,227

NOTE D - PARTNERS' CAPITAL

Pursuant to a public offering, 11,500 limited partnership units were sold at $1,000 per interest. Partners holding 45 units abandoned their Partnership interests in 1994, accordingly, calculations of net loss per limited partner interest in 1997 and 1996 are based on 11,455 interests outstanding.

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

In December 1995, the Partnership approved a cash distribution to Limited Partners in the amount of $114,550 ($10 per unit) which was paid in February 1996. No distributions were made or accrued to the General Partner, since the Limited Partners must receive their original invested capital plus any preferred return arrearage before payment to the General Partner. As of December 31, 1997, the unpaid preferred return arrearage totaled approximately $8,941,000.

NOTE E - SIGNIFICANT TENANTS AND MINIMUM FUTURE RENTAL PAYMENTS

The Partnership leases office and warehouse space in the Wendover property to tenants under lease agreements which expire on various dates through 2002. The following is a schedule by year of the minimum future rentals, excluding escalations, required under these leases as of December 31, 1997 (in thousands):

  1998                  $  325
  1999                     251
  2000                     182
  2001                      88
  Thereafter                17
          Total         $  863

One tenant of Wendover individually accounted for approximately $95,000, or 27.5%, of total rental revenue for the year ended December 31, 1997. Two tenants of Wendover individually accounted of 12% and 13% of the total rental revenue for the year ended December 31, 1996.

NOTE F - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                           Initial Cost
                                          To Partnership

                                                     Buildings     Net Costs
                                                    and Related    Capitalized
                                                     Personal     Subsequent to
Description              Encumbrances   Land          Property      Acquisition


Wendover Business Park I
  Greensboro,
   North Carolina         $ 1,227      $  234         $ 2,727         $  197


                     Gross Amount At Which Carried
                         At December 31, 1997

                                   Buildings
                                      And                Accumu-    Date                  Deprec-
                                    Related              lated      of          Date      iable
                                    Personal             Deprec-    Construc-   Acq-      Life-
   Description               Land   Property   Total     iation     tion        quired    Years


   Wendover Business         $ 227  $2,931     $3,158    $1,455     1981        6/83      3-30
   Park I

Reconciliation of Investment Property and Accumulated Depreciation:


                                           Years Ended December 31,
                                              1997          1996
Investment Property
Balance at beginning of year                $ 3,073       $ 2,929
     Property improvements                       85           144
Balance at end of year                      $ 3,158       $ 3,073

Accumulated Depreciation
Balance at beginning of year                $ 1,327       $ 1,229
     Additions charged to expense               128            98
Balance at end of year                      $ 1,455       $ 1,327


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, respectively, is approximately $3,063,000 and $2,977,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, respectively, is approximately $2,400,000 and $2,275,000.

NOTE G - INCOME TAXES

The following is a reconciliation of the Partnership's net loss for financial and tax reporting purposes (in thousands):

                                                          1997           1996
Net loss as reported                                     $  (71)       $  (11)
Excess (deficiency) of book over tax depreciation             3           (23)
Deferred rent income                                        (27)           20
Federal taxable net loss                                 $  (95)       $  (14)
Federal taxable loss per limited
  partnership unit                                       $(8.28)       $(1.21)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


                                                      1997

Net assets as reported                             $   667
 Investment property at cost, net                   (1,039)
 Other assets and liabilities                          (14)

Net liabilities - tax basis                        $  (386)


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Pannell Kerr Forster PC regarding the 1997 or 1996 audits of the Partnership's financial statements.



                                   PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS,COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership does not have any officers or directors. Management and administrative services are performed by DBL Properties Corporation ("DBL" or the "General Partner") and its affiliates. The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

On June 24, 1997, Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), and IFGP Corporation, a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL. Upon the Closing, the former officers and directors of DBL resigned and Insignia caused new officers to be elected.

The names of the directors and executive officers of DBL as of January 29, 1998, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

      Name                                     Age       Position

      William H. Jarrard, Jr.                   51       President and Director

      Ronald Uretta                             41       Vice President and
                                                           Treasurer

      Martha L. Long                            38       Controller

      Daniel M. LeBey                           32       Vice President and
                                                           Secretary

      Kelley M. Buechler                        40       Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the General Partner since June 24, 1997. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), an affiliate of the General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the General Partner since June 24, 1997, and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the General Partner since June 24, 1997, and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since June 24, 1997, and Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership is a limited partnership and has no officers or directors. The General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement.

The directors and officers of the General Partner, as a group, do not own any of the Partnership's units.

As of January 1, 1998, there is no person known to the Partnership who owns beneficially or of record more than five percent of the limited partnership units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publically traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On June 24, 1997, Insignia, a Delaware corporation, and IFGP Corporation, a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the

Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

The following transactions with The Wynnewood Company prior to June 24, 1997, and with affiliates of Insignia subsequent to June 24, 1997, were incurred during the twelve month periods ended December 31, 1997 and 1996 (in thousands):

                                                  1997         1996
  Property management fees                       $ 12          $ 7
  Reimbursement for services of affiliates          8           --

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

In accordance with the partnership agreement, the general partner was allocated its one percent continuing interest in the Partnership's net loss.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

  (a)    See Exhibit Index contained herein.

  (b)    Reports on Form 8-K filed during the fourth quarter of 1997:  None.



                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                      By:    DBL Properties Corporation
                             Its General Partner




                      By:    /s/William H. Jarrard, Jr.
                             William H. Jarrard, Jr.
                             President and Director

                       Date: March 25, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/William H. Jarrard, Jr.          President and       Date:  March 25, 1998
William H. Jarrard, Jr.             Director




/s/Ronald Uretta                    Vice President      Date:  March 25, 1998
Ronald Uretta                       and Treasurer



                                EXHIBIT INDEX
  Exhibit

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

    10.1 Agreement relating to purchase by the Partnership of the Wendover Business Park Phase I in Greensboro, North Carolina, for which a Report on Form 8-K was filed with the Commission on July 14, 1983 and was amended on November 18, 1983, which report is hereby incorporated herein by reference.

    10.2 Contracts related to refinancing of the debt of Wendover Business Park Phase I were filed as Exhibit 10.6 to the Report on Form 10-KSB for the fiscal year ended December 31, 1993, and are hereby incorporated herein by reference:

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

    10.3 Exchange Agreement effective January 13, 1994 between Drexel Burnham Lambert Real Estate Associates, a New York limited partnership, and the DBL Liquidating Trust, a trust established under the laws of New York was filed as Exhibit 10.7 to Report 10-KSB for fiscal year ended December 31, 1993, and is hereby incorporated herein by reference.

    27   Financial Data Schedule

    99.1 Special Report/Acquisition Bulletin dated July 1, 1983 is hereby incorporated herein by reference.

    99.2 Report on Form 8-K filed July 14, 1983 and amended November 18, 1983 regarding the purchase of Wendover Business Park Phase I in

         Greensboro, North Carolina is hereby incorporated herein by reference.

    99.3 Report on Form 8-K filed May 5, 1988 regarding the suspension of cash distributions to Limited Partners is hereby incorporated herein by reference.

    99.4 Report on Form 8-K filed October 11, 1989 regarding the change in control of the parent company of the General Partner is hereby incorporated herein by reference.

    99.5 Report on Form 8-K filed February 3, 1993 regarding the sale of outstanding stock of the General Partner is hereby incorporated herein by reference.

    99.6 Report on Form 8-K filed July 9, 1997, regarding the change in control of the Partnership.