Form 10QSB
period 1998-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1998-05-12
CIK 700951

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                      $    103
  Receivables and deposits                                             21
  Other assets                                                         90
  Investment property:
     Land                                         $    227
     Building and related personal property          2,951
                                                     3,178
     Less accumulated depreciation                  (1,490)         1,688

                                                                 $  1,902

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                               $      1
  Tenant security deposit liabilities                                   7
  Accrued property taxes                                                9
  Other liabilities                                                    32
  Mortgage note payable                                             1,218

Partners' Capital (Deficit)
  General partner's                               $    (48)
  Limited partners' (11,455 units issued and
     outstanding)                                      683            635

                                                                 $  1,902

                 See Accompanying Notes to Financial Statements


b)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                      Three Months Ended
                                                           March 31,
                                                       1998        1997
Revenues:
 Rental income                                      $   101       $    85
 Interest income                                          1             2
   Total revenues                                       102            87

Expenses:
 Operating                                               50            20
 General and administrative                              13            11
 Depreciation                                            35            31
 Interest                                                27            28
 Property taxes                                           9             9
   Total expenses                                       134            99

Net loss                                            $   (32)      $   (12)

Net loss allocated to general partner (1%)          $    --       $    --
Net loss allocated to limited partners (99%)            (32)          (12)

                                                    $   (32)      $   (12)

Net loss per limited partnership unit               $ (2.77)      $ (1.04)


                 See Accompanying Notes to Financial Statements


c)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership    General    Limited
                                    Units       Partner   Partners    Total

Original capital contributions     11,500      $      1    $11,500  $  11,501

Partners' (deficit) capital
  at December 31, 1997             11,455      $    (48)   $   715  $     667

Net loss for the three months
  ended March 31, 1998                 --            --        (32)       (32)

Partners' (deficit) capital
  at March 31, 1998                11,455      $    (48)   $   683  $     635


                 See Accompanying Notes to Financial Statements


d)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                  1998        1997
Cash flows from operating activities:
  Net loss                                                       $  (32)    $  (12)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation                                                    35         31
     Amortization of lease commissions and loan costs                 6          6
     Rent abatement                                                  --        (22)
     Changes in accounts:
       Receivables and deposits                                      (2)         1
       Other assets                                                  (9)       (10)
       Accounts payable                                              (2)       (54)
       Tenant security deposit liabilities                           (1)        (3)
       Accrued property taxes                                         9          9
       Other liabilities                                             (1)        (5)

          Net cash provided by (used in) operating activities         3        (59)

Cash flows used in investing activities:
  Property improvements and replacements                            (20)       (46)

Cash flows used in financing activities:
  Payments of mortgage note payable                                  (9)        (9)

Net decrease in cash and cash equivalents                           (26)      (114)

Cash and cash equivalents at beginning of period                    129        255

Cash and cash equivalents at end of period                       $  103     $  141

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   25     $   25

                 See Accompanying Notes to Financial Statements

e)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On June 24, 1997, Insignia Financial Group, Inc. ("Insignia"), a Delaware corporation, and IFGP Corporation, a wholly-owned subsidiary of Insignia and a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

Upon the Closing, the officers and directors of DBL resigned and Insignia caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company during the three month period ended March 31, 1997, and with affiliates of Insignia during the three month period ended March 31, 1998, were incurred (in thousands):

                                                           1998     1997
Property management fees (included in operating
  expense)                                                 $  5     $  2
Reimbursement for services of affiliates (included in
  general and administrative expense)                         6       --


Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust ("IPT"), an affiliate of Insignia, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property, Wendover Business Park Phase I, ("Wendover"), is a commercial business park of approximately 68,000 square feet located in Greensboro, North Carolina. The average occupancy for the three months ended March 31, 1998 and 1997, was 90% and 85%, respectively. The increase in occupancy is the result of one tenant increasing its leased space by 3,510 square feet, approximately 5.1% of the property's leasable space, in the first quarter of 1998.

The Partnership realized net losses of approximately $32,000 and $12,000 for the three month periods ended March 31, 1998 and 1997, respectively. The increase in net loss is primarily attributable to the increase in operating expenses. Included in operating expense for the three month period ended March 31, 1998, is approximately $32,000 of major repairs and maintenance, versus approximately $3,000 for the corresponding period in 1997. The 1998 costs consist of parking lot repairs. The 1997 costs consist mainly of plumbing repairs. Partially offsetting the increase in operating expense was an increase in rental income. The increase in rental income is attributable to improved occupancy at the property as discussed above.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $103,000 as compared to approximately $141,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three month periods ended March 31, 1998 and 1997, was approximately $26,000 and $114,000, respectively. Net cash provided by operating activities increased primarily due to the timing of payments on accounts payable. Net cash used in investing activities declined due to decreased spending on property improvements and replacements. Net cash used in financing activities remained consistent.

During 1997, management commenced with a major repair and maintenance project to be completed over the next twelve months involving principally roof and parking lot repairs. Total costs are estimated to be approximately $88,000 of which $50,000 has been authorized for the current fiscal year. During the three months ended March 31, 1998, approximately $32,000 was spent on parking lot repairs. During the three months ended March 31, 1997, there were no expenditures related to the project.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $1,218,000 requires monthly principal and interest payments and requires a balloon payment on February 1, 2001, at which time the property will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, a property sale and the availability of cash reserves. No cash distributions were paid during the first three months of 1998 and 1997.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended March 31, 1998.

                                   SIGNATURE


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


                    Date: May 12, 1998