Form 10QSB
period 1998-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1998-08-07
CIK 700951

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


                  For the quarterly period ended June 30, 1998


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

                  One Insignia Financial Plaza, P.O. Box 1089
                        Greenville, South Carolina 29609
                    (Address of principal executive offices)


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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998


Assets
  Cash and cash equivalents                                         $    110
  Receivables and deposits                                                28
  Other assets                                                            85
  Investment property:
        Land                                           $    227
        Building and related personal property            2,951
                                                          3,178
       Less accumulated depreciation                     (1,526)       1,652
                                                                    $  1,875

Liabilities and Partners' Capital (Deficit)
Liabilities
  Tenant security deposit liabilities                               $      7
  Accrued property taxes                                                  18
  Other liabilities                                                       28
  Mortgage note payable                                                1,208

Partners' Capital (Deficit)
  General partner's                                    $    (49)
  Limited partners' (11,455 units issued and
     outstanding)                                           663          614
                                                                    $  1,875

                 See Accompanying Notes to Financial Statements

b)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months             Six Months
                                      Ended June 30,          Ended June 30,
                                    1998        1997         1998        1997
Revenues:
  Rental income                   $   93       $   90     $   194       $   175
  Interest income                      1            1           2             3
     Total revenues                   94           91         196           178

Expenses:
  Operating                          30            40          80            60
  General and administrative         13            17          26            28
  Depreciation                        36           32          71            63
  Interest                            27           27          54            55
  Property taxes                       9            9          18            18
     Total expenses                  115          125         249           224

Net loss                          $  (21)      $  (34)    $   (53)       $  (46)

Net loss allocated to general
  partner (1%)                    $   --       $   --     $    (1)       $   --
Net loss allocated to limited
  partners (99%)                     (21)         (34)        (52)          (46)

                                  $  (21)      $  (34)    $   (53)       $  (46)
Net loss per limited
  partnership unit                $(1.83)      $(2.97)    $ (4.54)       $(4.02)

                 See Accompanying Notes to Financial Statements

c)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General   Limited
                                     Units       Partner   Partners    Total

Original capital contributions     11,500        $     1   $11,500    $ 11,501

Partners' (deficit) capital
  at December 31, 1997             11,455        $   (48)  $   715    $    667

Net loss for the six months
  ended June 30, 1998                  --             (1)      (52)        (53)

Partners' (deficit) capital
  at June 30, 1998                 11,455        $   (49)  $   663    $    614

                 See Accompanying Notes to Financial Statements


d)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                               Six Months Ended
                                                                    June 30,
                                                                1998       1997
Cash flows from operating activities:
  Net loss                                                     $  (53)   $  (46)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation                                                  71        63
     Amortization of lease commissions and loan costs              12        11
     Rent abatement                                                --       (22)
     Changes in accounts:
       Receivables and deposits                                    (9)       (2)
       Other assets                                               (10)       (9)
       Accounts payable                                            (3)      (49)
       Tenant security deposit liabilities                         (1)       (4)
       Accrued property taxes                                      18        18
       Other liabilities                                           (5)      (11)
          Net cash provided by (used in) operating
             activities                                            20       (51)
Cash flows used in investing activities:
  Property improvements and replacements                          (20)      (46)

Cash flows used in financing activities:
  Payments of mortgage note payable                               (19)      (18)

Net decrease in cash and cash equivalents                         (19)     (115)

Cash and cash equivalents at beginning of period                  129       255

Cash and cash equivalents at end of period                     $  110    $  140

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   49    $   50

                 See Accompanying Notes to Financial Statements

e)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The following transactions with The Wynnewood Company during the six month period ended June 30, 1997, and with affiliates of Insignia during the six month period ended June 30, 1998, were incurred (in thousands):

                                                             1998       1997
Property management fees (included in operating
  expense)                                                    $  9       $  3
Reimbursement for services of affiliates (included in
  general and administrative expense)                           14         --

Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust ("IPT"), an affiliate of Insignia, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property, Wendover Business Park Phase I ("Wendover"), is a commercial business park of approximately 68,000 square feet located in Greensboro, North Carolina. The average occupancy for the six months ended June 30, 1998 and 1997, was 87% and 85%, respectively.

The Partnership realized net losses of approximately $53,000 and $46,000 for the six month periods ended June 30, 1998 and 1997, respectively. The increase in net loss is primarily attributable to the increase in operating expenses. Included in operating expense for the six month period ended June 30, 1998, is approximately $44,000 of major repairs and maintenance, versus approximately $23,000 for the corresponding period in 1997. The 1998 costs consist of exterior painting and parking lot repairs. The 1997 costs consist of roof repairs. Partially offsetting the increase in operating expense was an increase in rental income. The increase in rental income is attributable to improved occupancy at the property, as noted above, and increased rental rates. For the three months ended June 30, 1998 and 1997, the Partnership realized net losses of approximately $21,000 and $34,000, respectively. The decrease in net loss is attributable to the above mentioned improvement in rental income and a decline in operating expense. The decrease in operating expense is the result of a decline in repairs and maintenance for the quarter. The decrease is due to the timing of projects being completed at the property. The parking lot repairs were completed during the first quarter of 1998 versus roof repairs being completed during the second quarter of 1997.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $110,000 as compared to approximately $140,000 at June 30, 1997. The decrease in cash and cash equivalents for the six month periods ended June 30, 1998 and 1997, was approximately $19,000 and $115,000, respectively. Net cash provided by operating activities increased primarily due to the timing of payments on accounts payable. Also contributing to the increase in operating cash flow was an increase in rental collections as a result of an increase in rental income and a decrease in rent abatements. Net cash used in investing activities declined due to decreased spending on property improvements and replacements. Net cash used in financing activities remained constant.

During 1997, management commenced with a major repair and maintenance project to be completed over the next twelve months involving principally roof and parking lot repairs. Total costs are estimated to be approximately $88,000 of which $50,000 has been authorized for the current fiscal year. During the six months ended June 30, 1998, approximately $32,000 was spent on parking lot repairs. During the six months ended June 30, 1997, approximately $21,000 was spent on roof repairs and $2,000 was spent on parking lot repairs related to the project.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $1,208,000 requires monthly principal and interest payments and requires a balloon payment on February 1, 2001, at which time the property will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, a property sale or refinancing, and the availability of cash reserves. No cash distributions were paid during the first six months of 1998 and 1997.

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

     b) Reports on Form 8-K: None filed during the quarter ended June 30, 1998.

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



                            Date: August 7, 1998