Form 10QSB
period 1998-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1998-11-12
CIK 700951

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998


Assets
  Cash and cash equivalents                                      $     67
  Receivables and deposits                                             39
  Other assets                                                        103
  Investment property:
        Land                                             $   227
        Building and related personal property             2,994
                                                           3,221
        Less accumulated depreciation                     (1,562)  1,659

                                                                 $ 1,868


Liabilities and Partners' Capital (Deficit)
Liabilities:
  Tenant security deposit liabilities                            $     7
  Accrued property taxes                                              27
  Other liabilities                                                   20
  Mortgage note payable                                            1,199
Partners' Capital (Deficit):
  General partner's                                      $   (49)
  Limited partners' (11,455 units issued and
    outstanding)                                             664     615

                                                                   1,868

                  See Accompanying Notes to Financial Statements



b)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                     Three Months           Nine Months
                                  Ended September 30,   Ended September 30,
                                    1998       1997       1998       1997
Revenues:
  Rental income                   $   94       $   96  $   288      $   271
  Interest income                     --            1        2            4
     Total revenues                   94           97      290          275

Expenses:
  Operating                          20            27      100           87
  General and administrative          2            10       28           38
  Depreciation                        36           33      107           96
  Interest                            26           27       80           82
  Property taxes                       9            8       27           26
     Total expenses                   93          105      342          329

Net income (loss)                 $    1       $   (8) $   (52)      $  (54)

Net income (loss) allocated to
  general partner (1%)            $   --       $   --  $    (1)      $   (1)
Net income (loss) allocated to
  limited partners (99%)               1           (8)     (51)         (53)

                                  $    1       $   (8) $   (52)      $  (54)
Net income (loss) per limited
  partnership unit                $  .09       $ (.70) $ (4.45)      $(4.63)

                 See Accompanying Notes to Financial Statements


c)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited
                                  Partnership   General    Limited
                                     Units      Partner    Partners    Total

Original capital contributions     11,500        $     1   $11,500    $ 11,501

Partners' (deficit) capital
  at December 31, 1997             11,455        $   (48)  $   715    $    667

Net loss for the nine months
  ended September 30, 1998             --             (1)      (51)        (52)

Partners' (deficit) capital
  at September 30, 1998            11,455        $   (49)  $   664    $    615

                 See Accompanying Notes to Financial Statements


d)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                                 1998      1997
Cash flows from operating activities:
  Net loss                                                       $  (52)  $  (54)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation                                                   107       96
     Amortization of lease commissions and loan costs                19       17
     Rent abatement                                                  --      (22)
     Changes in accounts:
       Receivables and deposits                                     (20)     (22)
       Other assets                                                 (35)     (13)
       Accounts payable                                              (3)     (51)
       Tenant security deposit liabilities                           (1)      (4)
       Accrued property taxes                                        27       27
       Other liabilities                                            (13)      (5)
          Net cash provided by (used in) operating
             activities                                              29      (31)

Cash flows used in investing activities:
  Property improvements and replacements                            (63)     (85)

Cash flows used in financing activities:
  Payments of mortgage note payable                                 (28)     (27)

Net decrease in cash and cash equivalents                           (62)    (143)

Cash and cash equivalents at beginning of period                    129      255

Cash and cash equivalents at end of period                       $   67   $  112

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   73   $   75

                 See Accompanying Notes to Financial Statements

e)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

On June 24, 1997, IFGP Corporation acquired all of the issued and outstanding stock of DBL. Upon the closing, the officers and directors of DBL resigned and IFGP Corporation caused new officers and directors of this entity to be elected.

The following transactions with The Wynnewood Company (the former owner of DBL) prior to June 24, 1997, and with affiliates of IFGP Corporation subsequent to June 24, 1997, during the nine month period ended September 30, 1997, and with affiliates of IFGP Corporation during the nine month period ended September 30, 1998, were incurred:

                                                             1998        1997
                                                              (in thousands)
Property management fees (included in operating
  expense)                                                    $ 14        $  8
Reimbursement for services of affiliates (included in
  general and administrative expense)                           22           4

Prior to June 24, 1997, affiliates of the General Partner provided property management and partnership administrative services for the Partnership.


NOTE C - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property, Wendover Business Park Phase I ("Wendover"), is a commercial business park of approximately 68,000 square feet located in Greensboro, North Carolina. The average occupancy for the nine months ended September 30, 1998 and 1997, was 88% and 87%, respectively.

The Partnership realized net losses of approximately $52,000 and $54,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The decrease in net loss for the nine month period ended September 30, 1998, is primarily attributable to an increase in rental revenue and a decrease in general and administrative expenses. The increase in rental revenue is attributable to increased rental rates and an increase in occupancy, as noted above. General and administrative expenses decreased as a result of a decrease in audit fees. Partially offsetting these improvements were increases in operating and depreciation expenses. Operating expenses increased for the nine month period ended September 30, 1998, due to an increase in parking lot repairs and exterior painting projects as compared to the same period in 1997. Depreciation expenses increased as a result of accelerated depreciation taken on tenant improvements additions in 1997. For the three month periods ended September 30, 1998 and 1997, the Partnership realized net income of approximately $1,000 and a net loss of approximately $8,000, respectively. The improvement in net income is attributable to the decrease in general and administrative expenses, as mentioned above, and a decrease in operating expenses due to parking lot repair expense in the three month period ended September 30, 1997.

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

At September 30, 1998 the Partnership held cash and cash equivalents of approximately $67,000 as compared to approximately $112,000 at September 30, 1997. The decrease in cash and cash equivalents for the nine month periods ended September 30, 1998 and 1997, was approximately $62,000 and $143,000, respectively. Net cash provided by operating activities increased primarily due to the timing of payments of accounts payable. Net cash used in investing activities decreased due to a reduction in property improvements and replacements. Net cash used in financing activities remained relatively constant.

During 1997, management commenced with a major repair and maintenance project to be completed over the next twelve months involving principally roof and parking lot repairs. Total costs are estimated to be approximately $88,000 of which $50,000 has been authorized for the current fiscal year. During the nine months ended September 30, 1998, approximately $32,000 was spent on parking lot repairs. During the nine months ended September 30, 1997, approximately $21,000 was spent on roof repairs and $12,000 was spent on parking lot repairs related to the project. The project is expected to be completed by the end of the current year.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for additional capital improvements at the Partnership's property. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of approximately $1,199,000 requires monthly principal and interest payments and requires a balloon payment on February 1, 2001. The General Partner will attempt to refinance such remaining indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure. No cash distributions were paid during the first nine months of 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc., the sole shareholder of IFGP Corporation, completed its merger with and into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IFGP Corporation and, as a result thereof, the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

    b) Reports on Form 8-K: A Form 8-K was filed by the Partnership, dated September 30, 1998, relating to a change in accountants (Item 4).



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


                            DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES


                            By:  DBL Properties Corporation
                                 Its General Partner



                            By:   /s/Patrick Foye
                                  Patrick Foye
                                  Executive Vice President

                            By:   /s/Timothy R. Garrick
                                  Timothy R. Garrick
                                  Vice President - Accounting
                                  (Duly Authorized Officer)


                            Date: November 12, 1998