Form 10KSB
period 1998-12-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1999-03-31
CIK 700951

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period from            to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $397,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market value exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None





                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Drexel Burnham Lambert Real Estate Associates (the "Partnership" or "Registrant") was organized as a limited partnership under the Limited Partnership Law of the State of New York as of December 14, 1982. The Partnership's general partner is DBL Properties Corporation ("DBL" or "General Partner"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2031 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. The Registrant acquired four investment properties during 1983 and continues to own and operate one commercial property. See "Item
2. Description of Properties."

Commencing in January 1983, the Registrant offered, pursuant to the Prospectus and a Registration Statement filed with the Securities and Exchange Commission, 11,500 Units of Limited Partnership Interests (the "Units") aggregating $11,500,000. The offering closed on February 10, 1983. No Limited Partner has made any additional capital contribution after that date. Partners holding 45 Units abandoned their Units in 1994.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of the Partnership's remaining property in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the property or through a property sale or exchange, refinancing, debt restructuring or relinquishment of the asset. The Partnership intends to evaluate its holding periodically to determine the most appropriate strategy for the asset.

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business affairs. Insignia/ESG provides day-to-day management services to the Partnership's investment property. Prior to October 1, 1998, Insignia/ESG was an affiliate of the General Partner.

The business in which the Partnership is engaged is highly competitive. There are other commercial properties within the market area of the Registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the commercial space at the Registrant's property and the rents that may be charged for such space. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the remaining property owned by the Partnership is subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating a commercial property because such property is susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Changes in Control

On June 24, 1997, Insignia Financial Group, Inc., a Delaware corporation, and IFGP Corporation, a Delaware corporation (collectively, the "Buyer"), entered into a Stock Purchase Agreement (the "Agreement") with The Wynnewood Company, Inc., a New York corporation ("Seller"), DBL, a New York corporation, and William Clements, an individual and the owner of 100% of the capital stock of Seller. The closing of the transactions contemplated by the Agreement occurred on June 24, 1997 (the "Closing"). At the Closing, pursuant to the terms and conditions of the Agreement, the Buyer acquired all of the issued and outstanding stock of DBL.

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

ITEM 2.  DESCRIPTION OF PROPERTY
On June 29, 1983, the Partnership acquired, Wendover Business Park-Phase I ("Wendover") (approximately 68,000 square feet) located in Greensboro, North Carolina. Wendover was acquired for $2,820,000 of which $1,410,000 was paid in cash and $1,410,000 was paid in the form of a $1,110,000 senior purchase money note and a $300,000 junior purchase money note. In July of 1993, the junior note was paid in full. A new mortgage in the amount of $1,350,000 was executed in January of 1994. The proceeds from the new mortgage were used to pay off the original senior note. The principal balance of the current mortgage at December 31, 1998, is approximately $1,189,000. The mortgage matures February 1, 2001, and is being amortized over twenty years with an interest rate of 8%. The balloon payment due at maturity is approximately $1,097,000. See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Depreciation of building and improvements is computed on the straight-line method over estimated service lives ranging from three to thirty years. Wendover had a gross carrying value of approximately $3,228,000 at December 31, 1998, with accumulated depreciation of approximately $1,598,000 for a net book value of approximately $1,630,000. The Federal tax basis at December 31, 1998, of the property was approximately $763,185.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and average annual occupancy for 1998 and 1997 for Wendover were as follows:


                   Average Annual   Average Annual

                    Rental Rate       Occupancy


      1998          $5.97/sq.ft.         90%

      1997          $5.73/sq.ft.         86%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from commercial buildings in the area. The General Partner believes that the property is adequately insured. The property is a commercial building which leases units for terms for more than twelve months. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

The following is a schedule of the lease expirations for the years 1999 - 2008:


                Number of                                    % of Gross

               Expirations   Square Feet     Annual Rent    Annual Rent

                                           (in thousands)


    1999            4       24,437             $115           30.22%

    2000            2       13,980               81           21.28%

    2001            1       11,323               95           24.96%

    2002            1        2,610               23            6.07%

    2003            1        3,480               24            6.36%

    2004            -           --               --              --

    2005            1        6,960               42           11.11%

 2006 - 2008        -           --               --              --


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet at Wendover:


                           Square Footage     Annual Rent

   Nature of Business          Leased       Per Square Foot    Lease Expiration


Communication equipment         7,020            $7.71             10/31/00

Communication equipment        13,903             8.39             08/31/01

Wholesale auto supplies         7,037             4.82             01/31/99

Textile equipment sales         6,960             4.24             06/30/99

Electrical contractor           6,960             4.74             05/31/99

Office furniture and

  equipment supplies            6,960             3.86             07/31/00

Floor covering supplies         6,960             6.08             06/30/05
Real estate taxes in 1998 for Wendover were approximately $33,000. The 1998 tax rate is approximately 1.22%.

CAPITAL EXPENDITURES

Wendover I

During the year ended December 31, 1998, the Partnership completed approximately $70,000 of capital improvement projects at Wendover I, consisting primarily of tenant improvements and air conditioning repairs. These improvements were funded from cash flow from operations. Capital improvements scheduled for 1999 include, but are not limited to, tenant improvements and HVAC upgrades. These improvements are expected to cost approximately $74,000. The capital improvements planned for 1999 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of unit holders during the quarter ended December 31, 1998.

                                    PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 11,500 limited partnership units aggregating $11,500,000. The Partnership currently has 994 holders of record owning an aggregate of 11,455 Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made to the partners during the years ended
December 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

As of December 31, 1998, the remaining unpaid preferred return arrearage totaled approximately $9,861,000 or approximately $861 per Interest. Reference is made to "Item 6. Management's Discussion and Analysis or Plan of Operation" for a description of liquidity and capital resources.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1998 was approximately $67,000 as compared to a net loss of approximately $71,000 for the year ended December 31, 1997. (See "Note H" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable loss). The decrease in net loss is primarily attributable to the increase in total revenues which was offset by an increase in total expenses. The increase in total revenue is attributable to an increase in total rental operations resulting from an increase in average rental rates and occupancy at the Partnership's investment property, partially offset by an increase in operating expenses.

Total expense increased primarily as a result of an increase in operating expenses. Operating expenses increased for the year ended December 31, 1998, as compared to the corresponding period in 1997 as a result of various rehabilitation projects performed in 1998. These projects include repairs to the parking areas and exterior painting. Depreciation expenses increased as a result of accelerated depreciation taken on tenant improvements made in 1997.

Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $79,000, as compared to approximately $129,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $70,000 of cash used in investing activities and approximately $38,000 of cash used in financing activities offset by approximately $58,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements and cash used in financing activities consists of payments of principal made on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $74,000 in capital improvements for the Registrant's property in 1999. These improvements include, but are not limited to, tenant improvements and HVAC upgrades. The capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $1,189,000 matures on February 1, 2001, with a balloon payment due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

There were no cash distributions made during the years ended December 31, 1997 and 1998. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 1999 or subsequent periods.


Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.
The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.


ITEM 7.  FINANCIAL STATEMENTS


DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES


LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Balance Sheet - December 31, 1998

Statements of Operations - Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit)  - Years ended December 31,
  1998 and 1997

Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Financial Statements






                          Independent Auditors Report




To The Partners
Drexel Burnham Lambert Real Estate Associates (a New York Limited Partnership)


We have audited the accompanying balance sheet of Drexel Burnham Lambert Real Estate Associates (a New York Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' capital
(deficit) and cash flows for year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexel Burnham Lambert Real Estate Associates (a New York Limited Partnership) at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                        /s/ KPMG Peat Marwick LLP



Greenville, South Carolina
February 9, 1999


                          Independent Auditor's Report




To the Partners
Drexel Burnham Lambert Real Estate Associates

We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of Drexel Burnham Lambert Real Estate Associates (a limited partnership) for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Drexel Burnham Lambert Real Estate Associates (a limited partnership) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                         Pannell Kerr Forster PC


February 6, 1998
New York, NY





                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998




Assets
 Cash and cash equivalents                                    $    79
 Receivables and deposits                                          32
 Other assets                                                      85
 Investment property (Notes A and G):
  Land                                            $   227
  Building and related personal property            3,001
                                                    3,228
  Less accumulated depreciation                    (1,598)      1,630

                                                              $ 1,826

Liabilities and Partners' Capital (Deficit)
Liabilities
 Tenant security deposits payable                             $     7
 Other liabilities                                                 30
 Mortgage note payable (Note D)                                 1,189

Partners' Capital (Deficit) (Note E)
 General partner's                                $   (49)
 Limited partners' (11,455 units issued and
  outstanding)                                        649         600
                                                              $ 1,826

                 See Accompanying Notes to Financial Statements
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)




                                                     Years Ended December 31,
                                                     1998        1997
Revenues
 Rental operations                                   $  395      $  346
 Interest income                                          2           5
  Total revenues                                        397         351

Expenses
 Operating                                              138         104
 General and administrative                              44          47
 Depreciation                                           143         128
 Interest                                               106         109
 Property taxes                                          33          34
  Total expenses                                        464         422

Net loss                                             $  (67)     $  (71)

Net loss allocated to general partner (1%)           $   (1)     $   (1)

Net loss allocated to limited partners (99%)            (66)        (70)
                                                     $  (67)     $  (71)

Net loss per limited partnership interest            $(5.76)     $(6.11)
                 See Accompanying Notes to Financial Statements
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)





                                   Limited

                                 Partnership   General   Limited

                                    Units     Partner's Partners'   Total


Original capital contributions   11,500       $     1   $11,500   $11,501


Partners' (deficit) equity at

 December 31, 1996               11,455       $   (47)  $   785   $   738


Net loss for the year ended

 December 31, 1997                   --            (1)      (70)      (71)


Partners' (deficit) capital at

 December 31, 1997               11,455           (48)      715       667

Net loss for the year ended

 December 31, 1998                   --            (1)      (66)      (67)


Partners' (deficit) capital at

 December 31, 1998               11,455       $   (49)  $   649   $   600


                 See Accompanying Notes to Financial Statements
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                        Years Ended December 31,
                                                          1998        1997

Cash flows from operating activities:
 Net loss                                                 $  (67)     $  (71)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation                                              143         128
   Amortization of lease commissions and loan costs           26          23
   Rent abatement                                             --         (22)
   Changes in accounts:
    Receivables and deposits                                 (13)         11
    Other assets                                             (24)        (21)
    Accounts payable                                          (3)        (51)
    Tenant security deposits payable                          (1)         (4)
    Other liabilities                                         (3)          2

     Net cash provided by (used in) operating
       activities                                             58          (5)

Cash flows used in investing activities:
 Property improvements and replacements                      (70)        (85)
Cash flows used in financing activities:
 Payments of mortgage note payable                           (38)        (36)

Net decrease in cash and cash equivalents                    (50)       (126)

Cash and cash equivalents at beginning of year               129         255

Cash and cash equivalents at end of year                  $   79      $  129

Supplemental disclosure of cash flow information:
 Cash paid for interest                                   $   97      $  100

                 See Accompanying Notes to Financial Statements



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Drexel Burnham Lambert Real Estate Associates (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of New York pursuant to a Certificate of a Limited Partnership dated December 14, 1982. The general partner of the Partnership is DBL Properties Corporation ("DBL" or the "General Partner"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2031 unless terminated prior to such date. The Partnership commenced operations on January 1983, and completed its acquisitions of investment properties during 1983.

The Partnership owns and operates the Wendover Business Park - Phase I ("Wendover I"), an office/warehouse complex, containing approximately 68,000 square feet of office/warehouse space on 3.776 acres in Greensboro, North Carolina.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains, Losses and Distributions: Profits, gains, losses and distributions of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.



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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market accounts and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space, and is current on rental payments.



Investment Property: Investment property is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in 1998 or 1997.

Depreciation: Depreciation of the Wendover building and improvements is computed on straight-line and accelerated methods over estimated service lives ranging from three to thirty years.

Loan Costs: Loan costs of approximately $65,000, less accumulated amortization of approximately $45,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Lease Commissions: Lease commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense and is included in other assets. At December 31, 1998, unamortized leasing commissions totaled approximately $50,000.

Leases: The straight-line basis is used to recognize minimum rental income under leases which provide for varying rents over their terms. For all other leases, rents are recognized over the terms of the leases as earned.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising costs were immaterial for the years ended December 31, 1998 and 1997.

Income taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.




Reclassifications:

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

Noncash investing and financing activities:

During 1996, the Partnership agreed to reimburse approximately $105,000 to one of the Wendover commercial tenants for improvements made to commercial space and paid for by the tenant. The agreement provided that one-half would be paid in January 1997 and the balance in the form of rental abatements commencing September 1996. As a result of this agreement, approximately $22,000 of rent was abated in both 1996 and 1997.

NOTE B - TRANSFER OF CONTROL

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES



The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the General Partner were incurred during the twelve month periods ended December 31, 1998 and 1997 (in thousands):

                                                          1998      1997
Property management fees (included in operating
  expenses)                                               $ 14      $ 12
Reimbursement for services of affiliates (included in
  general and administrative expense)                       29         8


During the year ended December 31, 1997 and for the nine months ending September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during 1997 and for the nine months ending September 30, 1998 which totaled approximately $12,000 and $14,000, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $29,000 and $8,000 for the years ended December 31, 1998 and 1997, respectively.




Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

In accordance with the partnership agreement, the General Partner was allocated its one percent continuing interest in the Partnership's net loss.

NOTE D - MORTGAGE NOTE PAYABLE

The Wendover mortgage note payable matures on February 1, 2001, and requires monthly payments of approximately $11,000 to be applied first to interest at the rate of 8% per annum and the balance to reduction of principal. The principal balance due at maturity is approximately $1,097,000. In addition, the mortgage note payable provides that monthly escrow deposits be made for payments of real estate taxes and insurance. At December 31, 1998, the balance in the escrow account was approximately $11,000.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1998, are as follows (in thousands):


1999          $   42
1999              46
2001           1,101
Total         $1,189

NOTE E - PARTNERS' CAPITAL



Pursuant to a public offering, 11,500 limited partnership units were sold at $1,000 per interest. Partners holding 45 units abandoned their Partnership interests in 1994, accordingly, calculations of net loss per limited partner interest in 1998 and 1997 are based on 11,455 interests outstanding.

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

No distributions were made during the years ended December 31, 1998 and 1997. As of December 31, 1998, the unpaid preferred return arrearage totaled approximately $9,861,000.

NOTE F - SIGNIFICANT TENANTS AND MINIMUM FUTURE RENTAL PAYMENTS




The Partnership leases office and warehouse space in the Wendover property to tenants under lease agreements which expire on various dates through 2005. The following is a schedule by year of the minimum future rentals, excluding escalations, required under these leases as of December 31, 1998 (in thousands):

       1999       $  316
       2000          249
       2001          155
       2002           85
    Thereafter       122
      Total       $  927

One tenant of Wendover individually accounted for 26%, of total rental revenue for the year ended December 31, 1998. One tenant of Wendover individually accounted for 27.5% of the total rental revenue for the year ended December 31, 1997.



NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                         Initial Cost

                                        To Partnership

                                        (in thousands)


                                                   Buildings     Net Costs

                                                  and Related   Capitalized

                                                   Personal    Subsequent to

Description             Encumbrances     Land      Property     Acquisition

                       (in thousands)                          (in thousands)

Wendover Business Park I

  Greensboro,              $1,189      $   234      $2,727        $  267
    North Carolina






                                                Gross Amount at Which Carried

                                                      December 31, 1998

                                                         (in thousands)

                                Buildings

                                   and                                                 Deprec-

                                 Related                                                iable

                                Personal          Accumulated      Date of      Date    Life-

Description               Land  Property   Total  Depreciation  Construction   Acquired  Years


Wendover Business Park I $ 227   $3,001   $3,228     $1,598         1981        06/83    3-30


Reconciliation of Real Estate and Accumulated Depreciation:


                                     Years Ended December 31,

                                        1998        1997

Investment Property

Balance at beginning of year            $3,158      $3,073

     Property improvements                  70          85

Balance at end of year                  $3,228      $3,158





Accumulated Depreciation

Balance at beginning of year            $1,455      $1,327

     Additions charged to expense          143         128

Balance at end of year                  $1,598      $1,455


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, respectively, is approximately $3,228,000 and $3,063,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, respectively, is approximately $2,465,000 and $2,400,000.



NOTE H - INCOME TAXES

The following is a reconciliation of the Partnership's net income (loss) for financial and tax reporting purposes (in thousands):

                                                        1998        1997

Net loss as reported                                 $   (67)    $   (71)
Excess of book over tax depreciation                      77           3
Deferred rent loss                                        (1)        (27)
Federal taxable net income (loss)                    $     9     $   (95)

Federal taxable income (loss) per limited
  partnership unit                                   $   .80     $ (8.28)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


                                                     1998


Net assets as reported                            $   600

 Depreciation                                        (865)

 Syndication costs                                  1,363

 Other                                                (17)



Net assets - tax basis                            $ 1,081


NOTE I - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of one office/warehouse complex in the Southeast. The Partnership leases space to tenants for terms that are typically twelve months or longer.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.


Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                          Commercial     Other        Totals
Rental income                            $   395      $    --      $   395
Interest income                               --            2            2
Interest expense                             106           --          106
Depreciation                                 143           --          143
General and administrative expense            --           44           44



Segment loss                                 (25)         (42)         (67)
Total assets                               1,784           42        1,826
Capital expenditures for investment
properties                                    70           --           70

1997
                                          Commercial     Other        Totals
Rental income                            $   346      $    --      $   346
Interest income                                1            4            5
Interest expense                             109           --          109
Depreciation                                 128           --          128
General and administrative expense            --           47           47
Segment loss                                 (28)         (43)         (71)
Total assets                               1,853           85        1,938
Capital expenditures for investment
properties                                    85           --           85

NOTE J - LEGAL PROCEEDINGS

The Partnership is unaware of pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 23, 1998, the Registrant dismissed its prior Independent Auditors, Pannell Kerr Foster PC ("PKF") and retained as its new Independent Auditors, KPMG Peat Marwick LLP. PKF's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's directors. During the calendar year ended 1997 and through September 23, 1998, there were no disagreements between the Registrant and PKF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of PKF, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 23, 1998, the Registrant engaged KPMG Peat Marwick LLP as its Independent Auditors. During the last two calendar years and through September 23, 1998, the Registrant did not consult KPMG Peat Marwick LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.




                                    PART III


ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Drexel Burnam Lambert Real Estate Associates (the "Registrant" or the "Partnership") does not have any officers or directors. Management and administrative services are performed by DBL Properties Corporation ("DBL" or the "General Partner") and its affiliates. The General Partner has general responsibility and authority in all matters affecting the business of the Partnership.

The names of the directors and executive officers of DBL, their ages and nature of all positions presently held by them are set forth below. There are no family relationships between or among any officers and directors:

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through



1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

Neither directors nor officers of the General Partner received any remuneration from the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The directors and officers of the General Partner, as a group, do not own any of the Partnership's units.

As of December 31, 1998, there is no person known to the Partnership who owns beneficially or of record more than five percent of the limited partnership units of the Partnership.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the General Partner were incurred during the twelve month periods ended December 31, 1998 and 1997 (in thousands):

                                                          1998      1997
Property management fees                                  $ 18      $ 12

Reimbursement for services of affiliates                    29         8

During the year ended December 31, 1997 and for the nine months ending September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during 1997 and for the nine months ending September 30, 1998 which totaled approximately $12,000 and $14,000, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated third party.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $29,000 and $8,000 for the year ended December 31, 1998 and 1997, respectively.




Prior to Insignia's affiliation on June 24, 1997, affiliates of Insignia provided property management and partnership administrative services for the Partnership.

In accordance with the partnership agreement, the General Partner was allocated its one percent continuing interest in the Partnership's net loss.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

(a)Exhibits:

   See Exhibit Index contained herein.

(b)Reports on Form 8-K filed during the fourth quarter of 1997:

Current Report on Form 8-K dated on October 1, 1998, and filed October 16, 1998 disclosing change in control of the Registrant from Insignia Financial Group, Inc. to AIMCO.

Current Report on Form 8-K dated on September 23, 1998, disclosing the change in independent auditor from Pannel Kerr Foster PC to KPMG Peat Marwick LLP.



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


                                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                                 By:         DBL Properties Corporation
                                             Its General Partner


                                 By:         /s/ Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President


                                 By:         /s/ Timothy R. Garrick
                                             Timothy R. Garrick
                                             Vice President - Accounting


                                 Date:       March 31, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Patrick J. Foye        Executive Vice President      Date:  March 31, 1999
Patrick J. Foye            and Director


/s/ Timothy R. Garrick     Vice President - Accounting   Date:  March 31, 1999
Timothy R. Garrick         and Director



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