Form 10QSB
period 1999-03-31
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1999-05-12
CIK 700951

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

                 For the quarterly period ended March 31, 1999

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
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)
                         55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

Cash and cash equivalents                                             $    78

Receivables and deposits                                                   55

Other assets                                                               77

Investment properties:

Land                                                      $   227

Buildings and related personal property                     3,004

                                                            3,231

Less accumulated depreciation                              (1,634)      1,597

                                                                      $ 1,807

Liabilities and Partners' Capital (Deficit)

Liabilities

Tenant security deposit liabilities                                   $     7

Other liabilities                                                          27

Mortgage notes payable                                                  1,179


Partners' Capital (Deficit)

General partner's                                         $   (49)

Limited partners' (11,455 units issued

and outstanding)                                              643         594

                                                                      $ 1,807


          See Accompanying Notes to Consolidated Financial Statements

b)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                            Three Months Ended

                                                                 March 31,

                                                             1999        1998

Revenues:

Rental income                                             $   99      $  101

Other income                                                  --           1

Total revenues                                                99         102

Expenses:

Operating                                                     16          50

General and administrative                                    18          13

Depreciation                                                  36          35

Interest                                                      26          27

  Property taxes                                               9           9

Total expenses                                               105         134


Net loss                                                  $   (6)     $  (32)


Net loss allocated to general partner (1%)                $   --      $   --


Net loss allocated to limited partners (99%)                  (6)        (32)


                                                          $   (6)     $  (32)


Net loss per limited partnership unit                     $ (.52)     $(2.77)


          See Accompanying Notes to Consolidated Financial Statements

c)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)




                                    Limited

                                  Partnership    General    Limited

                                     Units       Partner   Partners    Total


Original capital contributions      11,500     $    1      $11,500   $11,501


Partners' (deficit) capital

  at December 31, 1998              11,455     $  (49)     $   649   $   600


Net loss for the three months

  ended March 31, 1999                  --         --           (6)       (6)


Partners' (deficit) capital at

  March 31, 1999                    11,455     $  (49)     $   643   $   594


          See Accompanying Notes to Consolidated Financial Statements

d)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                          Three Months Ended

                                                              March 31,

                                                           1999       1998

Cash flows from operating activities:

Net loss                                                 $   (6)   $  (32)

Adjustments to reconcile net loss to net cash

provided by operating activities:

Depreciation                                                 36        35

Amortization of loan costs and lease

  commissions                                                 6         6

Change in accounts:

Receivables and deposits                                    (23)       (2)

Other assets                                                  2        (9)

Accounts payable                                             --        (2)

       Tenant security deposit liabilities                   --        (1)

Accrued property taxes                                       --         9

Other liabilities                                            (3)       (1)


Net cash provided by operating activities                    12         3


Cash flows used in investing activities:

Property improvements and replacements                       (3)      (20)


Cash flows used in financing activities:

Payments on mortgage notes payable                          (10)       (9)


Net decrease in cash and cash equivalents                    (1)      (26)


Cash and cash equivalents at beginning of period             79       129


Cash and cash equivalents at end of period               $   78    $  103


Supplemental disclosure of cash flow information:

Cash paid for interest                                   $   24    $   25


          See Accompanying Notes to Consolidated Financial Statements


e)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

The following transactions with affiliates of the General Partner were incurred during the three months ended March 31, 1999 and 1998:

                                                           1999      1998
                                                           (in thousands)
Property management fees (included in operating
  expenses)                                              $ --      $  5
Reimbursement for services of affiliates (included in
  general and administrative expense)                       8         6




During the three months ended March 31, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Partnership's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner for the three months ended March 31, 1998 which totaled approximately $5,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $8,000 and $6,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues:

The Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of one office/warehouse complex in the Southwest. The Partnership leases space to tenants for terms that are typically twelve months or longer.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                     Commercial    Other      Totals
Rental income                       $    99      $    --    $    99
Interest expense                         26           --        26
Depreciation                             36           --        36
General and administrative expense       --           18        18
Segment profit (loss)                    12          (18)       (6)
Total assets                          1,775           32     1,807
Capital expenditures for investment
Properties                                3           --         3


1998
                                     Commercial    Other      Totals
Rental income                       $   101      $    --    $   101
Other income                             --            1          1
Interest expense                         27           --         27
Depreciation                             35           --         35
General and administrative expense       --           13         13
Segment loss                            (20)         (12)       (32)
Total assets                          1,826           76      1,902
Capital expenditures for investment
Properties                               20           --         20


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property, Wendover Business Park - Phase I ("Wendover"), is a commercial business park of approximately 68,000 square feet located in Greensboro, North Carolina. The average occupancy for the three months ended March 31, 1999 and 1998, was 89% and 90%, respectively.

Results of Operations

The Partnership's net loss for the three months ended March 31, 1999, was approximately $6,000 as compared to a net loss of approximately $32,000 for the three months ended March 31, 1998. The decrease in net loss is primarily attributable to a decrease in total expenses which was offset by a slight decrease in total revenues. The decrease in total revenues is primarily attributable to a slight decrease in average rental and occupancy rates at the Partnership's investment property. Total expenses decreased primarily as a result of a decrease in operating expenses partially offset by an increase in general and administrative expenses. Operating expenses decreased for the three month period ended March 31, 1999, as compared to the corresponding period in 1998 as a result of the completion in 1998 of a parking project. The increase in general and administrative expense is due to an increase in professional fees and reimbursements to the General Partner.

Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Capital Resources and Liquidity

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $78,000 as compared to approximately $103,000 at March 31, 1998. For the three months ended March 31, 1999, cash and cash equivalents decreased approximately $1,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $3,000 of cash used in investing activities and approximately $10,000 of cash used in financing activities which was offset by approximately $12,000 of cash provided by operating activities. Cash used in investing activities consists of property improvements and replacements. Cash used in financing activities consists of payments of principal made on the mortgages encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property is detailed below.

Wendover I

During the three months ended March 31, 1999, the Partnership completed approximately $3,000 of capital improvement projects at Wendover I, consisting of air conditioning repairs. These improvements were funded from cash flow from operations. Capital improvements scheduled for 1999 include, but are not limited to, tenant improvements and HVAC upgrades. These improvements are expected to cost approximately $74,000. The capital improvements planned for 1999 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $1,179,000 is being amortized over twenty years with a balloon payment of approximately $1,097,000 due February 1, 2001. The General Partner will attempt to refinance such remaining indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

No distributions were made during the three months ended March 31, 1999 or 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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



                                   DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                                   By:      DBL Properties Corporation
                                            Its General Partner


                                   By:      /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President


                                   By:      /s/ Carla R. Stoner
                                            Carla R. Stoner
                                            Senior Vice President Finance and
                                            Administration


                                   Date:    May 12, 1999