Form 10QSB
period 1999-06-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1999-08-06
CIK 700951

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


                  For the quarterly period ended June 30, 1999


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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

Cash and cash equivalents                                             $   101

Receivables and deposits                                                   48

Other assets                                                               70

Investment property:

Land                                                      $   227

Buildings and related personal property                     3,004

                                                            3,231

Less accumulated depreciation                              (1,671)      1,560

                                                                      $ 1,779


Liabilities and Partners' Capital (Deficit)


Liabilities

Tenant security deposit liabilities                                   $     7

Accrued property taxes                                                     17

Other liabilities                                                          21

Mortgage notes payable                                                  1,169


Partners' Capital (Deficit)

General partner                                           $   (49)

Limited partner (11,455 units issued

and outstanding)                                              614         565

                                                                      $ 1,779


                 See Accompanying Notes to Financial Statements

b)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                     Three Months              Six Months

                                    Ended June 30,           Ended June 30,

                                   1999       1998          1999        1998


Revenues:

  Rental income                   $   76     $   92       $   175     $   193

  Other income                         1          2             1           3

     Total revenues                   77         94           176         196


Expenses:

  Operating                          20         30             36          80

  General and administrative         14         13             32          26

  Depreciation                        37         36            73          71

  Interest                            27         27            53          54

  Property taxes                       8          9            17          18

     Total expenses                  106        115           211         249


Net loss                          $  (29)    $  (21)      $   (35)    $   (53)


Net loss allocated to general

  partner (1%)                    $   --     $   --       $    --     $    (1)

Net loss allocated to limited

  partners (99%)                     (29)       (21)          (35)        (52)


                                  $  (29)    $  (21)      $   (35)    $   (53)

Net loss per limited

  partnership unit                $(2.53)    $(1.83)      $ (3.06)    $ (4.54)


                 See Accompanying Notes to Financial Statements

c)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)




                                   Limited

                                 Partnership    General    Limited

                                    Units       Partner    Partners     Total


Original capital contributions     11,500      $    1      $11,500     $11,501


Partners' (deficit) capital

  at December 31, 1998             11,455      $  (49)     $   649     $   600


Net loss for the six months

  ended June 30, 1999                  --          --          (35)        (35)


Partners' (deficit) capital at

  June 30, 1999                    11,455      $  (49)     $   614     $   565

                 See Accompanying Notes to Financial Statements

d)
                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended
                                                                 June 30,
                                                             1999        1998

Cash flows from operating activities:
Net loss                                                    $  (35)    $  (53)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation                                                    73         71
Amortization of lease commissions and loan costs                13         12
Change in accounts:
Receivables and deposits                                       (16)        (9)
Other assets                                                     2        (10)
Accounts payable                                                --         (3)
Tenant security deposit liabilities                             --         (1)
Accrued property taxes                                          17         18
Other liabilities                                               (9)        (5)

Net cash provided by operating activities                       45         20

Cash flows used in investing activities:
Property improvements and replacements                          (3)       (20)
Cash flows used in financing activities:
Payments of mortgage note payable                              (20)       (19)

Net increase (decrease) in cash and cash equivalents            22        (19)

Cash and cash equivalents at beginning of period                79        129

Cash and cash equivalents at end of period                  $  101     $  110

Supplemental disclosure of cash flow information:
Cash paid for interest                                      $   48     $   49

                 See Accompanying Notes to Financial Statements


e)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

The following transactions with affiliates of the General Partner were incurred during the six months ended June 30, 1999 and 1998:

                                                           1999      1998
                                                           (in thousands)
Property management fees (included in operating
  expenses)                                                $ --       $ 9
Reimbursement for services of affiliates (included in
  general and administrative expense)                         7        14




During the six months ended June 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Partnership's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner for the six months ended June 30, 1998, which totaled approximately $9,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $7,000 and $14,000 for the six months ended June 30, 1999 and 1998, respectively.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                    Commercial    Other      Totals
Rental income                       $   175      $    --    $   175
Other income                             --            1          1
Interest expense                         53           --         53
Depreciation                             73           --         73
General and administrative expense       --           32         32
Segment loss                             (4)         (31)       (35)
Total assets                          1,716           63      1,779
Capital expenditures for investment
 properties                               3           --          3

1998
                                    Commercial    Other      Totals
Rental income                       $   193      $    --    $   193
Other income                              2            1          3
Interest expense                         54           --         54
Depreciation                             71           --         71
General and administrative expense       --           26         26
Segment loss                            (28)         (25)       (53)
Total assets                          1,818           57      1,875
Capital expenditures for investment
  properties                             20           --         20

NOTE E - LEGAL PROCEEDINGS

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

The Partnership's investment property, Wendover Business Park - Phase I ("Wendover"), is a commercial business park of approximately 68,000 square feet located in Greensboro, North Carolina. The average occupancy for the six months ended June 30, 1999 and 1998, was 88% and 87%, respectively.

Results of Operations

The Partnership's net loss for the six months ended June 30, 1999, was approximately $35,000 as compared to a net loss of approximately $53,000 for the six months ended June 30, 1998. The decrease in net loss is primarily attributable to a decrease in total expenses which were partially offset by a decrease in total revenues. Total expenses decreased primarily as a result of a decrease in operating expenses partially offset by a slight increase in general and administrative expenses. Operating expenses decreased as a result of the 1998 completion of parking lot improvements and an exterior painting project. The increase in general and administrative expense is due to an increase in professional fees. Total revenues decreased primarily as a result of a decrease in rental income. Rental income decreased as a result of a decrease in tenant reimbursements. For the three months ended June 30, 1999 and 1998, the Partnership realized net losses of approximately $29,000 and $21,000 respectively. The increased net loss for the second quarter is primarily attributable to the decrease in rental income discussed above.

Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Capital Resources and Liquidity

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $101,000 as compared to approximately $110,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased approximately $22,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $45,000 of cash provided by operating activities which was partially offset by approximately $20,000 of cash used in financing activities and approximately $3,000 of cash used in investing activities. Cash used in investing activities consists of property improvements and replacements. Cash used in financing activities consists of payments of principal made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property are detailed below.

Wendover I

During the six months ended June 30, 1999, the Partnership completed approximately $3,000 of capital improvements at Wendover I, consisting of air conditioning replacements. These improvements were funded from cash flow from operations. Capital improvements scheduled for 1999 which include certain of the required improvements and consist of, but are not limited to, tenant improvements and HVAC upgrades. These improvements are expected to cost approximately $74,000. The capital improvements planned for 1999 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

Wendover Business Park I, located in Greensboro, North Carolina, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 1999. However, there can be no assurance that the sale will be consummated.

The additional capital improvements will be incurred only if cash is available from operations and partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $1,169,000 is being amortized over twenty years with a balloon payment of approximately $1,097,000 due February 1, 2001. The General Partner will attempt to refinance such remaining indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

No distributions were made during the six months ended June 30, 1999 or 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

           b)     Reports on Form 8-K:

                  None filed during the quarter ended June 30, 1999.



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