Form 10QSB
period 1999-09-30
DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES
filed 1999-11-15
CIK 700951

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

               For the quarterly period ended September 30, 1999

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                                 BALANCE SHEET

                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                              $  1,593
Receivables and deposits                                                     86

                                                                       $  1,679
Liabilities and Partners' (Deficit) Capital
Liabilities
Other liabilities                                                            54

Partners' (Deficit) Capital
General partner                                          $     (1)
Limited partners (11,455 units issued and
outstanding)                                                1,626         1,625

                                                                       $  1,679


                 See Accompanying Notes to Financial Statements

b)


                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                        (in thousands, except unit data)



                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                      1999       1998         1999        1998
Revenues:
Rental income                       $    53     $   94      $   228      $  288
Interest income                          --         --            1           2
Gain on sale of property              1,144         --        1,144          --
Total revenues                        1,197         94        1,373         290

Expenses:
Operating                                17         20           53         100
General and administrative               16          2           48          28
Depreciation                             28         36          101         107
Interest                                 20         26           73          80
Property taxes                            6          9           23          27
Total expenses                           87         93          298         342

Income (loss) before extraordinary
item                                  1,110          1        1,075         (52)

Extraordinary loss on early
  extinguishment of debt                 50         --           50          --

Net income (loss)                   $ 1,060     $    1      $ 1,025      $  (52)

Net income (loss) allocated to
general partner                     $    48     $   --      $    48      $   (1)
Net income (loss) allocated to
limited partners                      1,012          1          977         (51)

                                    $ 1,060     $    1      $ 1,025      $  (52)
Net income (loss) per limited
partnership unit:
Income (loss) before
  extraordinary item                $ 92.63     $  0.09     $ 89.57      $(4.45)
Extraordinary loss                     4.28          --        4.28          --

                                    $ 88.35     $  0.09     $ 85.29      $(4.45)

Distribution per limited
partnership unit                    $121.78     $   --      $121.78      $   --


                 See Accompanying Notes to Financial Statements

c)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)



                                  Limited
                                Partnership     General      Limited
                                   Units        Partner     Partners     Total

Original capital contributions     11,500       $     1      $11,500    $11,501

Partners' (deficit) capital at
December 31, 1998                  11,455       $   (49)     $   649    $   600

Net income for the nine months
ended September 30, 1999               --            48          977      1,025

Partners' (deficit) capital at
September 30, 1999                 11,455       $    (1)     $ 1,626    $ 1,625


                 See Accompanying Notes to Financial Statements

d)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                             Nine Months Ended
                                                                September 30,
                                                             1999         1998
Cash flows from operating activities:
Net income (loss)                                          $ 1,025      $   (52)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation                                                   101          107

Amortization of lease commissions and loan costs                18           19
Gain on sale of property                                    (1,144)          --
Extraordinary loss on early extinguishment of debt              50           --
Change in accounts:
Receivables and deposits                                       (54)         (20)
Other assets                                                    11          (35)
Accounts payable                                                --           (3)
Tenant security deposit liabilities                             (7)          (1)
Accrued property taxes                                          --           27
Other liabilities                                               24          (13)

Net cash provided by operating activities                       24           29

Cash flows from investing activities:
Property improvements and replacements                          (3)         (63)
Proceeds from sale of property                               2,718           --

Net cash provided by (used in) investing
  activities                                                 2,715          (63)

Cash flows from financing activities:
Payments on mortgage note payable                              (26)         (28)
Repayment of mortgage note payable                          (1,163)          --
Prepayment penalty                                             (36)          --

Net cash used in financing activities                       (1,225)         (28)

Net increase (decrease) in cash and cash equivalents         1,514          (62)
Cash and cash equivalents at beginning of period                79          129
Cash and cash equivalents at end of period                 $ 1,593      $    67

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $    59      $    73


                 See Accompanying Notes to Financial Statements


e)

                 DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Drexel Burnham Lambert Real Estate Associates (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the DBL Properties Corporation ("DBL" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

The financial statements include the significant costs that are estimated to be incurred during the terminating stage of the Partnership. The General Partner anticipates dissolving the Partnership and distributing any remaining assets of the Partnership.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the General Partner were incurred during the nine months ended September 30, 1999 and 1998:

                                              1999       1998
                                               (in thousands)

Property management fees (included in
  operating expense)                          $ --       $ 14

Reimbursement for services of affiliates
  (included in general and administrative
  expense)                                      18         22


During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Partnership's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner for the nine months ended September 30, 1998, and totaled approximately $14,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $18,000 and $22,000 for the nine months ended September 30, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues:

The Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consisted of one office/warehouse complex in the Southeast. On September 9, 1999 this property was sold to an unrelated party (see "Note E" for further discussion). Prior to this date the Partnership leased space to tenants for terms that were typically twelve months or longer.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                   Commercial      Other       Totals

Rental income                           $   228       $    --     $   228
Interest income                              --             1           1
Gain on sale of property                  1,144            --       1,144
Interest expense                             73            --          73
Depreciation                                101            --         101
General and administrative expense           --            48          48
Extraordinary loss on early
  extinguishment of debt                     50            --          50
Segment income (loss)                     1,072           (47)      1,025
Total assets                                108         1,571       1,679
Capital expenditures for investment
  properties                                  3            --           3

                1998                   Commercial      Other       Totals

Rental income                           $   288       $    --     $   288
Interest income                              --             2           2
Interest expense                             80            --          80
Depreciation                                107            --         107
General and administrative expense           --            28          28
Segment loss                                (26)          (26)        (52)
Total assets                              1,818            50       1,868
Capital expenditures for investment
  properties                                 63            --          63


NOTE E - SALE OF PROPERTY

On September 9, 1999 the Partnership sold Wendover Business Park Phase I ("Wendover I") to an unaffiliated third party for net proceeds of approximately $1,555,000 after payoff of the first mortgage and payment of closing costs. The Partnership realized a gain of approximately $1,144,000 on the sale during the third quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $50,000 during the third quarter of 1999 consisting of a prepayment penalty and the write off of unamortized loan costs.

The sales transactions are summarized as follows (amounts in thousands):

Sale price, net of selling costs              $  2,718
Real estate (1)                                 (1,532)
Net other assets                                   (42)
Gain on sale of real estate                   $  1,144

(1)  Net of accumulated depreciation of approximately $1,699,000.


The following unaudited pro forma information reflects the operations of the Partnership for the nine months ended September 30, 1999 and 1998, as if Wendover I had been sold on January 1, 1998 (in thousands).

                                                          1999            1998


Revenues                                                 $    1          $    2
Expenses                                                     51              28
Net loss                                                 $  (50)         $   26
Net loss per limited partnership unit                    $(4.28)         $(2.27)


This pro forma data is not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented.

NOTE F - SUBSEQUENT EVENT

In October 1999, the Partnership declared and paid a cash distribution of approximately $1,395,000 to the limited partners, approximately $121.78 per limited partnership unit, representing proceeds from the sale of Wendover I.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and other filings with the Securites and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Capital Resources and Liquidity

On September 9, 1999 the Partnership sold its only remaining property, Wendover Business Park Phase I ("Wendover I"), to an unaffiliated third party for net proceeds of approximately $1,555,000 after payoff of the first mortgage and payment of closing costs. The Partnership realized a gain of approximately $1,144,000 on the sale during the third quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $50,000 during the third quarter of 1999 consisting of a prepayment penalty and the write off of unamortized loan costs.

The financial statements include the significant costs that are estimated to be incurred during the terminating stage of the Partnership. The General Partner anticipates dissolving the Partnership and distributing any remaining assets of the Partnership.

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,593,000 as compared to approximately $67,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents increased approximately $1,514,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $2,715,000 of cash provided by investing activities and approximately $24,000 of cash provided by operating activities which was partially offset by approximately $1,225,000 of cash used in financing activities. Cash provided by investing activities consists primarily of proceeds from the sale of Wendover I. Cash used in financing activities consists of payments of principal made and the repayment of the mortgage encumbering Wendover I and a prepayment penalty on the early extinguishment of the mortgage. The Partnership invests its working capital reserves in a money market account.

No distributions were made during the nine months ended September 30, 1999 or 1998. In October 1999, the Partnership declared a cash distribution of approximately $1,395,000 to the limited partners, approximately $121.78 per limited partnership unit representing proceeds from the sale of Wendover I.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1999, was approximately $1,025,000 as compared to a net loss of $52,000 for the nine months ended September 30, 1998. For the three months ended September 30, 1999 and 1998, the Partnership's net income was approximately $1,060,000 and $1,000, respectively. The increase in net income for both the three and nine month periods is primarily attributable to the gain on sale of Wendover Business Park I ("Wendover I") in September 1999. Excluding the Wendover I sale, the Partnership realized a loss before extraordinary item of approximately $34,000 and $69,000 for the three and nine month periods ended September 30, 1999, respectively. The increase in net loss is the result of decreased total revenue and increased total expenses. The decrease in total revenue is primarily due to decreased rental income as a result of an increase in bad debt expense. The increase in total expenses is primarily due to an increase in general and administrative expense which is due to an increase in professional fees. This was partially offset by a decrease in operating expenses. Operating expenses decreased due to a decrease in maintenance expenses. The decrease in maintenance expense is primarily due to the completion of parking lot and exterior building repairs during the nine months ended September 30, 1998. The Partnership also recognized an extraordinary loss on the early extinguishment of debt during the nine months ended September 30, 1999 (see below for further discussion).

Included in general and administrative expenses at both September 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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



ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


          a)   Exhibits

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               Current report on Form 8-K dated September 9,
               1999, and filed on September 23, 1999,
               disclosing the sale of Wendover I Business
               Park to SB Orchard, LLC.


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



                              DREXEL BURNHAM LAMBERT REAL ESTATE ASSOCIATES


                              By:  DBL Properties Corporation
                                   Its General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: